Form 10-Q
period 1994-12-29
UNI MARTS INC
filed 1995-02-03
CIK 805020

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 29, 1994
                              --------------------------------------------------
                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                              ------------------------      --------------------
Commission file number                          1-11556
                        --------------------------------------------------------

                                   UNI-MARTS, INC.
- - - - - - - --------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


      Delaware                                                      25-1311379
- - - - - - - --------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

477 East Beaver Avenue, State College, PA                           16801-5690
- - - - - - - --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                  (814) 234-6000
- - - - - - - --------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


- - - - - - - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X       No
                                           -----         -----
6,285,642 Common Shares were outstanding at January 31, 1995.






                         This Document Contains 17 Pages.

                         UNI-MARTS, INC. AND SUBSIDIARIES
                                       INDEX


PART I.  FINANCIAL INFORMATION
- - - - - - - ------------------------------
                                                                         PAGE(S)
Item 1.  Financial Statements

         Consolidated Balance Sheets -
          December 29, 1994 and September 30, 1994                        3-4

         Consolidated Statements of Earnings -
          Quarters Ended December 29, 1994 and
          December 30, 1993                                               5

         Consolidated Statements of Cash Flows -
          Quarters Ended December 29, 1994 and
          December 30, 1993                                               6-7

         Notes to Consolidated Financial Statements                       8-10


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            11-12



PART II. OTHER INFORMATION
- - - - - - - --------------------------

Item 6.  Exhibits and Reports on Form 8-K                                13

Exhibit Index                                                            15


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         UNI-MARTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                 December 29,      September 30,
                                                     1994              1994
                                                 ------------      -------------
                                                 (Unaudited)

                                      ASSETS
CURRENT ASSETS:

 Cash                                             $ 8,418,638       $ 8,533,265
 Marketable equity securities (at
  market in 1995, cost $476,300; at
  cost in 1994, market $582,900)                      441,467           572,166
 Accounts receivable, less allowances
  of $238,900 and $582,100                          2,034,453         2,168,649
 Inventories                                       16,043,841        15,108,457
 Prepaid expenses and other                         2,040,820         2,019,255
                                                  -----------       -----------
    TOTAL CURRENT ASSETS                           28,979,219        28,401,792

PROPERTY, EQUIPMENT AND IMPROVEMENTS -
 at cost, less accumulated depreciation and
 amortization of $34,046,000 and $32,956,000       56,939,931        56,883,848

INTANGIBLE AND OTHER ASSETS                         7,603,415         7,750 798
                                                  -----------       -----------
    TOTAL ASSETS                                  $93,522,565       $93,036,438
                                                  ===========       ===========

                         UNI-MARTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (CONTINUED)

                                                  December 29,     September 30,
                                                      1994             1994
                                                  ------------     -------------
                                                  (Unaudited)

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

 Accounts payable                                  $18,645,857      $14,440,175
 Accrued expenses                                    5,771,425        6,030,584
 Current maturities of long-term debt                3,264,692        6,851,260
 Current obligations under capital leases               98,864           98,864
                                                   -----------      -----------
    TOTAL CURRENT LIABILITIES                       27,780,838       27,420,883

LONG-TERM DEBT, less current maturities             31,057,685       32,121,021

OBLIGATIONS UNDER CAPITAL LEASES,
 less current maturities                               808,685          833,400

DEFERRED TAXES                                       2,826,300        2,806,800

DEFERRED INCOME AND OTHER LIABILITIES                1,031,060        1,051,311

STOCKHOLDERS' EQUITY:

 Common Stock, par value $.10 a share:
  Authorized 15,000,000 shares
  Issued 6,997,498 and 6,996,498 shares,
  respectively                                         699,750          699,650

 Additional paid-in capital                         22,919,077       22,897,804

 Retained earnings                                  10,205,795        9,035,050
                                                   -----------      -----------
                                                    33,824,622       32,632,504
 Less Treasury Stock, at cost -
  714,619 and 722,238 shares of
  Common Stock, respectively                      (  3,806,625)    (  3,829,481)
                                                   -----------      -----------
                                                    30,017,997       28,803,023
                                                   -----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $93,522,565      $93,036,438
                                                   ===========      ===========


                  See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)

                                                         QUARTER ENDED
                                                 December 29,     December 30,
                                                     1994             1993
                                                 ------------     ------------
REVENUES:
 Merchandise sales                               $43,608,429      $44,226,404
 Petroleum sales                                  35,748,315       34,032,661
 Dairy sales                                               0        5,192,682
 Other income                                        547,088          694,531
                                                 -----------      -----------
                                                  79,903,832       84,146,278
                                                 -----------      -----------
COSTS AND EXPENSES:
 Cost of sales                                    58,420,760       61,278,550
 Selling                                          15,628,450       16,910,205
 General and administrative                        1,631,334        1,694,152
 Depreciation and amortization                     1,337,032        1,530,125
 Interest                                            786,930          859,285
                                                 -----------      -----------
                                                  77,804,506       82,272,317
                                                 -----------      -----------
EARNINGS BEFORE INCOME TAXES                       2,099,326        1,873,961

INCOME TAXES                                         755,800          657,200
                                                 -----------      -----------
NET EARNINGS                                     $ 1,343,526      $ 1,216,761
                                                 ===========      ===========
EARNINGS PER SHARE                               $      0.21      $      0.18
                                                 ===========      ===========
DIVIDENDS PER SHARE                              $    0.0275      $    0.0250
                                                 ===========      ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         6,279,096        6,891,033
                                                 ===========      ===========












                  See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                        QUARTER ENDED
                                                 December 29,    December 30,
                                                     1994            1993
                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others          $79,982,515     $84,263,838
 Cash paid to suppliers and employees            ( 72,173,074)   ( 81,039,676)
 Dividends and interest received                       48,977          55,964
 Interest paid                                   (  1,121,868)   (  1,274,595)
 Income taxes paid                               (    849,400)   (    790,732)
                                                  -----------     -----------

     NET CASH PROVIDED BY OPERATING ACTIVITIES      5,887,150       1,214,799


CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets                  11,062         118,892
 Purchase of property, equipment and
  improvements                                   (  1,271,424)   (    815,314)
 Net receipts for sales and purchases
  of marketable securities                             92,964         122,544
 Additional borrowing - note receivable
  from officer                                                   (     18,770)
 Net cash received (advanced) for intangible
   and other assets                                    10,021    (      8,240)
                                                  -----------     -----------
     NET CASH USED IN INVESTING ACTIVITIES       (  1,157,377)   (    600,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Payments) borrowings under revolving
  credit agreement                               (  3,000,000)        500,000
 Principal payments on debt                      (  1,674,619)   (  2,635,929)
 Proceeds from issuance of common stock                 3,000          20,000
 Dividends paid to stockholders                  (    172,781)   (    172,195)
                                                  -----------     -----------
     NET CASH USED BY FINANCING ACTIVITIES       (  4,844,400)   (  2,288,124)
                                                  -----------     -----------
NET DECREASE IN CASH                             (    114,627)   (  1,674,213)

CASH:
 Beginning of period                                8,533,265       9,779,105
                                                  -----------     -----------
 End of period                                    $ 8,418,638     $ 8,104,892
                                                  ===========     ===========

                         UNI-MARTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (CONTINUED)
                                    (Unaudited)

                                                        QUARTER ENDED
                                                 December 29,    December 30,
                                                     1994            1993
                                                 ------------    ------------
RECONCILIATION OF NET EARNINGS TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

NET EARNINGS                                      $1,343,526      $1,216,761

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                    1,337,032       1,530,125
  Loss (gain) on sale of marketable securities        37,735     (    65,640)
  Loss on sale of capital assets and other            45,838          17,747
  Change in assets and liabilities:
    Decrease (increase) in:
     Accounts receivable                             134,196         314,876
     Inventories                                 (   935,384)    (   405,526)
     Prepaid expenses                                 91,535     (   164,943)
    (Decrease) increase in:
     Accounts payable and accrued expenses         3,946,523     ( 1,065,242)
     Deferred income taxes and other
      liabilities                                (   113,851)    (   163,359)
                                                  ----------      ----------
      TOTAL ADJUSTMENTS TO NET EARNINGS            4,543,624     (     1,962)
                                                  ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES         $5,887,150      $1,214,799
                                                  ==========      ==========

















                  See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

A.  FINANCIAL STATEMENTS:

    The consolidated balance sheet as of December 29, 1994, the consolidated statements of earnings and the consolidated statements of cash flows for the quarters ended December 29, 1994 and December 30, 1993 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at December 29, 1994 and the results of operations and cash flows for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full year.

B.  INTANGIBLE AND OTHER ASSETS:

    Intangible and other assets consist of the following:

                                                 December 29,    September 30,
                                                     1994            1994
                                                 ------------    -------------
   Goodwill                                      $ 6,498,671     $ 6,498,671

   Lease acquisition costs                         1,674,483       1,674,483

   Non-competition agreements                      1,213,040       1,213,040

   Other                                           1,640,047       1,647,520
                                                 -----------     -----------
                                                  11,026,241      11,033,714

   Less accumulated amortization                   3,422,826       3,282,916
                                                 -----------     -----------
                                                 $ 7,603,415     $ 7,750,798
                                                 ===========     ===========

   Goodwill represents the excess of costs over the fair value of net assets acquired in business combinations and is amortized on a straight-line basis over periods of 4 to 40 years. Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms. Non-competition agreements are amortized over the terms of the particular agreements.

C. INTERIM CREDIT FACILITIES:

   The Company has a $13.5 million revolving credit agreement with a bank group at the bank's prime rate or a fixed rate option at the Company's election, with a maximum of $3.5 million available for issuance of letters of credit. The revolving credit facility is committed for a two-year period expiring February 28, 1996 or a later date as approved by the bank group. At December 29, 1994, borrowings of $3.0 million and letters of credit of $2.3 million were outstanding under the agreement.

D. LONG-TERM DEBT:

                                                   December 29,   September 30,
                                                       1994           1994
                                                   ------------   -------------
Term Loan.  Interest is paid quarterly.
 Principal on the note will be repaid
 in 16 quarterly installments beginning
 October 31, 1997.  The blended interest
 rate was 8.625% at December 29, 1994.             $16,741,488     $16,805,316

Senior Notes of the Company.  Interest
 is paid in semiannual installments
 at a blended rate of 10.50%.  Principal
 on the notes will be repaid in eight
 semiannual installments.                           12,170,068      13,703,402

Revolving Credit Agreement.  Interest is
 paid quarterly.  At December 29, 1994,
 the interest rate was 8.500%.  (See Note C)         3,000,000       6,000,000

Mortgage Loans Payable.  Paid in monthly
 installments expiring in years 1997
 through 2000 with interest ranging
 from the bank's prime rate to the
 bank's prime rate plus one-half percent.
 The blended interest was 8.812% at
 December 29. 1994.                                  2,410,821       2,460,328

Various Equipment Financing.  Repaid in
 fiscal 1995.                                                            3,235
                                                   -----------     -----------
                                                    34,322,377      38,972,281
Less current maturities                              3,264,692       6,851,260
                                                   -----------     -----------
                                                   $31,057,685     $32,121,021
                                                   ===========     ===========


The mortgage loans are collateralized by $6,635,000 of property, at cost.

Aggregate maturities of long-term debt during the next five years, including payments due in connection with the senior notes and the term loan, are as follows:
           September 30, 1995            $ 1,682,000
                         1996              6,265,000
                         1997              4,129,000
                         1998              7,433,000
                         1999              6,060,000
                                         -----------
                                         $25,569,000
                                         ===========

Certain of the Company's debt agreements contain covenants which provide for the maintenance of minimum working capital and net worth as well as limitations on future indebtedness, sales and leasebacks and dispositions of assets. These agreements may restrict the Company's ability to declare and pay dividends on common stock. The amount of retained earnings available for such dividends at December 29, 1994 was $3,952,600.

ITEM 2.

                         UNI-MARTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the
Company for the periods indicated:
                                                        QUARTER ENDED
                                                 December 29,    December 30,
                                                     1994           1993
                                                 ------------    -----------
STATEMENTS OF EARNINGS DATA:
 Sales and other income by the
  Company and its franchisees:
   Merchandise sales                             $43,608,429     $44,226,404
   Petroleum sales                                35,748,315      34,032,661
   Dairy sales                                             0       5,192,682
   Other income                                      547,088         694,531
                                                 -----------     -----------
    Total                                         79,903,832      84,146,278
 Cost of sales                                    58,420,760      61,278,550
                                                 -----------     -----------
 Gross profit                                     21,483,072      22,867,728

 Selling                                          15,628,450      16,910,205
 General and administrative                        1,631,334       1,694,152
 Depreciation and amortization                     1,337,032       1,530,125
 Interest                                            786,930         859,285
                                                 -----------     -----------
 Earnings before income taxes                      2,099,326       1,873,961
 Income taxes                                        755,800         657,200
                                                 -----------     -----------
 Net earnings                                    $ 1,343,526     $ 1,216,761
                                                 ===========     ===========
 Earnings per share                              $      0.21     $      0.18
                                                 ===========     ===========
OPERATING DATA (CONVENIENCE STORES ONLY):
 Average, per store, for stores open two
  full comparable periods:
   Merchandise sales                             $   108,093     $   105,421
   Petroleum sales                               $   118,690     $   111,177
   Gallons of petroleum sold                         116,967         120,923
 Total gallons of petroleum sold                  34,862,100      36,409,248
 Gross profit per gallon
  of petroleum                                   $     0.149     $     0.134

 Stores at beginning of period                           417             444
 Stores added
 Stores closed                                             2               9
 Stores at end of period                                 415             435
 Company-operated stores                                 372             387
 Franchisee-operated stores                               43              48
 Locations with self-service
  gasoline                                               300             301

RESULTS OF OPERATIONS:

Matters discussed below should be read in conjunction with "Statements of Earnings Data" and "Operating Data (Convenience Stores Only)" on the preceding page.

Revenues were lower in the first quarter of fiscal year 1995 than in the first quarter of fiscal year 1994 by $4,242,000, or 5.0%, due primarily to the inclusion of dairy sales of $5,193,000 in the prior year compared to no dairy sales in the current year's first quarter. This decline in dairy sales results from the sale of the Company's dairy operation on April 1, 1994. Merchandise sales declined by $618,000, or 1.4%, in the current-year quarter compared to fiscal year 1994 as a result of fewer stores in operation. Merchandise sales at comparable stores increased by 2.5%. Petroleum sales increased by $1,716,000, or 5.0%, although total gallons sold at the Company's convenience stores declined by 1,547,000 gallons. The average selling price per gallon increased by $.093.

Gross profits on merchandise sales were $51,000 higher in the first quarter of fiscal year 1995 than in the corresponding quarter of fiscal year 1994 due to higher gross profit rates. Gross profits on petroleum sales increased by $296,000 due to a higher gross profit rate per gallon sold.

Selling expenses declined by $1,282,000, or 7.6%, as a result of fewer stores in operation and expense reductions due to the dairy operation sale. General and administrative expenses declined by $63,000, or 3.7%, reflecting increased corporate expenses related to the convenience store operation offset by expense reductions due to the dairy operation sale. Depreciation and amortization decreased by $193,000, or 12.6%, also due primarily to the dairy operation sale. Interest expense declined by $72,000, or 8.4%, due to lower borrowing levels offset to some degree by higher interest rates.

Earnings before income taxes increased by $225,000, or 12.0%. Income taxes were $99,000 higher in the first quarter of fiscal year 1995 compared to 1994 due to higher pre-tax income and higher effective tax rates due to reduced tax credits. Net earnings increased by $127,000, or 10.4%.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash and interim credit facilities to acquire and construct new stores.

Capital requirements for the balance of fiscal year 1995 include debt and capital lease payments of approximately $1,700,000 and capital expenditures of approximately $7,000,000. The Company anticipates that cash presently available and cash generated from operations will be sufficient to fulfill its cash requirements.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)   EXHIBITS

      11 Computation of the weighted average number of shares of common stock outstanding.

      27   Financial Data Schedule

(b)   REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the quarter ended December 29, 1994.

SIGNATURES
- - - - - - - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Uni-Marts, Inc.
                                          --------------------------------------
                                                      (Registrant)



Date  February 3, 1995                    /S/ HENRY D. SAHAKIAN
      ----------------                    --------------------------------------
                                          Henry D. Sahakian
                                          Chairman of the Board
                                          (Principal Executive Officer)



Date  February 3, 1995                    /S/ J. KIRK GALLAHER
      ----------------                    --------------------------------------
                                          J. Kirk Gallaher
                                          Executive Vice President, Director
                                          and Chief Financial Officer
                                          (Principal Accounting Officer)
                                          (Principal Financial Officer)

                         UNI-MARTS, INC. AND SUBSIDIARIES
                                   EXHIBIT INDEX


Number            Description                                          Page(s)
- - - - - - - ------            -----------                                          -------

  11              Computation of the weighted average number of
                  shares of common stock outstanding for the
                  quarters ended December 29, 1994 and
                  December 30, 1993.                                      16

  27              Financial Data Schedule                                 17