Form 10-Q
period 1995-03-30
UNI MARTS INC
filed 1995-05-12
CIK 805020

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 30, 1995
                               ------------------------------------------------
                                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------      ---------------------
Commission file number                          1-11556
                        -------------------------------------------------------
                                UNI-MARTS, INC.
- -------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

            Delaware                                            25-1311379
- -------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

477 East Beaver Avenue, State College, PA                            16801-5690
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                (814) 234-6000
- -------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                          -----       -----
6,299,071 Common Shares were outstanding at March 30, 1995.







                         This Document Contains 57 Pages.

UNI-MARTS, INC. AND SUBSIDIARIES
                                       INDEX



PART I.  FINANCIAL INFORMATION
- ------------------------------                               PAGE(S)
Item 1.       Financial Statements

              Consolidated Balance Sheets -
               March 30, 1995 and September 30, 1994          3-4

              Consolidated Statements of Earnings -
               Quarter Ended and Two Quarters Ended
               March 30, 1995 and March 31, 1994              5

              Consolidated Statements of Cash Flows -
               Two Quarters Ended March 30, 1995 and
               March 31, 1994                                 6-7

              Notes to Consolidated Financial Statements      8-10


Item 2.       Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    11-13



PART II. OTHER INFORMATION
- --------------------------
Item 4.       Submission of Matters to a Vote of
               Security Holders                              13-14

Item 6.       Exhibits and Reports on Form 8-K               14

Exhibit Index                                                16


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         UNI-MARTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                   March 30,     September 30,
                                                     1995            1994
                                                 ------------    -------------
                                                 (Unaudited)

                                      ASSETS
CURRENT ASSETS:

 Cash                                             $ 8,584,777      $ 8,533,265
 Marketable equity securities (at
  market in 1995, cost $375,200; at
  cost in 1994, market $582,900)                      337,698          572,166
 Accounts receivable, less allowances
  of $105,700 and $582,100                          2,559,292        2,168,649
 Inventories                                       15,743,290       15,108,457
 Prepaid expenses and other                         2,457,578        2,019,255
                                                  -----------      -----------
    TOTAL CURRENT ASSETS                           29,682,635       28,401,792

PROPERTY, EQUIPMENT AND IMPROVEMENTS -
 at cost, less accumulated depreciation
 and amortization of $35,120,000 and
 $32,956,000                                       57,374,027       56,883,848

INTANGIBLE AND OTHER ASSETS                         7,596,595        7,750,798
                                                  -----------      -----------
    TOTAL ASSETS                                  $94,653,257      $93,036,438
                                                  ===========      ===========


                         UNI-MARTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (CONTINUED)
                                                   March 30,       September 30,
                                                     1995               1994
                                                 ------------      -------------
                                                 (Unaudited)

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

 Accounts payable                                 $16,633,323       $14,440,175
 Accrued expenses                                   6,864,442         6,030,584
 Current maturities of long-term debt               3,264,692         6,851,260
 Current obligations under capital leases              99,352            98,864
                                                  -----------       -----------
    TOTAL CURRENT LIABILITIES                      26,861,809        27,420,883

LONG-TERM DEBT, less current maturities            32,008,179        32,121,021

OBLIGATIONS UNDER CAPITAL LEASES,
 less current maturities                              783,674           833,400

DEFERRED TAXES                                      2,871,400         2,806,800

DEFERRED INCOME AND OTHER LIABILITIES               1,641,861         1,051,311

STOCKHOLDERS' EQUITY:

 Common Stock, par value $.10 a share:
  Authorized 15,000,000 shares
  Issued 7,007,471 and 6,996,498 shares,
   respectively                                       700,747           699,650

 Additional paid-in capital                        22,979,750        22,897,804

 Retained earnings                                 10,593,806         9,035,050
                                                  -----------       -----------
                                                   34,274,303        32,632,504

Less Treasury Stock, at cost -
  708,400 and 722,238 shares of Common
  Stock, respectively                            (  3,787,969)     (  3,829,481)
                                                  -----------       -----------
                                                   30,486,334        28,803,023
                                                  -----------       -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $94,653,257       $93,036,438
                                                  ===========       ===========




                  See notes to consolidated financial statements

                             UNI-MARTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS
                                        (Unaudited)

                                       QUARTER ENDED            TWO QUARTERS ENDED
                                   March 30,     March 31,     March 30,     March 31,
                                     1995          1994          1995          1994
                                 ------------   -----------  ------------  ------------
REVENUES:
 Merchandise sales                $40,163,489   $41,499,151  $ 83,771,918  $ 85,725,555
 Petroleum sales                   32,299,081    29,528,886    68,047,396    63,561,547
 Dairy sales                                0     5,302,150             0    10,494,832
 Other income                         689,228       399,335     1,236,316     1,093,866
                                  -----------   -----------  ------------  ------------
                                   73,151,798    76,729,522   153,055,630   160,875,800
                                  -----------   -----------  ------------  ------------
COSTS AND EXPENSES:
 Cost of sales                     52,645,562    55,551,658   111,066,322   116,830,208
 Selling                           15,782,412    16,708,159    31,410,862    33,618,364
 General and administrative         1,638,526     1,716,134     3,269,860     3,410,286
 Depreciation and amortization      1,345,905     1,475,937     2,682,937     3,006,062
 Interest                             832,956       815,572     1,619,886     1,674,857
                                  -----------   -----------  ------------  ------------
                                   72,245,361    76,267,460   150,049,867   158,539,777
                                  -----------   -----------  ------------  ------------
EARNINGS BEFORE INCOME TAXES          906,437       462,062     3,005,763     2,336,023

INCOME TAXES                          345,200  (      6,886)    1,101,000       650,314
                                  -----------   -----------  ------------  ------------
NET EARNINGS                      $   561,237   $   468,948  $  1,904,763  $  1,685,709
                                  ===========   ===========  ============  ============
EARNINGS PER SHARE                $      0.09   $      0.07  $       0.30  $       0.24
                                  ===========   ===========  ============  ============
DIVIDENDS PER SHARE               $    0.0275   $    0.0250  $     0.0550  $     0.0500
                                  ===========   ===========  ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                 6,290,853     6,908,114     6,285,007     6,899,574
                                  ===========   ===========  ============  ============














                      See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                       TWO QUARTERS ENDED
                                                   March 30,        March 31,
                                                     1995             1994
                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others         $153,101,466     $160,737,605
 Cash paid to suppliers and employees           ( 143,409,234)   ( 155,006,945)
 Dividends and interest received                       88,929           98,633
 Interest paid                                  (   1,616,564)   (   1,698,617)
 Income taxes paid                              (   1,262,600)   (   1,042,209)
                                                 ------------     ------------

     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                    6,901,997        3,088,467


CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets                 121,735          356,970
 Purchase of property, equipment and
  improvements                                  (   2,987,285)   (   1,209,744)
 Net receipts for sales and purchases
  of marketable securities                            209,725          243,995
 Additional borrowing - note receivable
  from officer                                                   (      37,896)
 Net cash advanced for intangible and other
  assets                                        (     113,130)   (      93,178)
                                                 ------------     ------------
     NET CASH USED IN INVESTING ACTIVITIES      (   2,768,955)   (     739,853)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments under revolving credit
  agreement                                     (   2,000,000)   (   1,000,000)
 Principal payments on debt                     (   1,748,648)   (   3,614,967)
 Proceeds from issuance of common stock                13,125           37,750
 Dividends paid to stockholders                 (     346,007)   (     345,252)
                                                 ------------     ------------
     NET CASH USED BY FINANCING ACTIVITIES      (   4,081,530)   (   4,922,469)
                                                 ------------     ------------

NET INCREASE (DECREASE) IN CASH                        51,512    (   2,573,855)

CASH:
 Beginning of period                                8,533,265        9,779,105
                                                 ------------     ------------
 End of period                                   $  8,584,777     $  7,205,250
                                                 ============     ============

                         UNI-MARTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (CONTINUED)
                                    (Unaudited)

                                                     TWO QUARTERS ENDED
                                                  March 30,        March 31,
                                                    1995             1994
                                                 ----------       ----------
RECONCILIATION OF NET EARNINGS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:

NET EARNINGS                                     $1,904,763       $1,685,709

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                   2,682,937        3,006,062
  Loss (gain) on sale of marketable securities       24,743      (   127,731)
  Loss on sale of capital assets and other           71,197          173,185
  Change in assets and liabilities:
     Increase in:
      Accounts receivable                       (   390,643)     (   142,398)
      Inventories                               (   634,833)     (   191,746)
      Prepaid expenses                          (   212,123)     (   445,473)
     Increase (decrease) in:
      Accounts payable and accrued expenses       3,027,006      (   683,508)
      Deferred income taxes and other
       liabilities                                  428,950      (   185,633)
                                                 ----------       ----------
       TOTAL ADJUSTMENTS TO NET EARNINGS          4,997,234        1,402,758
                                                 ----------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $6,901,997       $3,088,467
                                                 ==========       ==========



















                  See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

A.  FINANCIAL STATEMENTS:

    The consolidated balance sheet as of March 30, 1995, the consolidated statements of earnings for the quarter and two quarters ended March 30, 1995 and March 31, 1994 and the consolidated statements of cash flows for the two quarters ended March 30, 1995 and March 31, 1994 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 30, 1995 and the results of operations and cash flows for all periods presented have been made.

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


B.  INTANGIBLE AND OTHER ASSETS:

    Intangible and other assets consist of the following:

                                                 March 30,       September 30,
                                                    1995             1994
                                                -----------      -------------
    Goodwill                                    $ 6,498,671       $ 6,498,671

    Lease acquisition costs                       1,674,483         1,674,483

    Non-competition agreements                    1,213,040         1,213,040

    Other                                         1,772,297         1,647,520
                                                -----------       -----------
                                                 11,158,491        11,033,714

    Less accumulated amortization                 3,561,896         3,282,916
                                                -----------       -----------
                                                $ 7,596,595       $ 7,750,798
                                                ===========       ===========

    Goodwill represents the excess of costs over fair value of net assets acquired in business combinations and is amortized on a straight-line basis over periods of 5 to 40 years. Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms. Non-competition agreements are amortized over the terms of the particular agreements.

C.  INTERIM CREDIT FACILITIES:

    The Company has a $13.5 million revolving credit agreement with a bank group at the bank's prime rate or a fixed rate option at the Company's election, with a maximum of $3.5 million available for issuance of letters of credit. The revolving credit facility is committed for a two-year period expiring February 28, 1997 or a later date as approved by the bank group. At March 30, 1995, borrowings of $4.0 million and letters of credit of $2.3 million were outstanding under the agreement.


D.  LONG-TERM DEBT:

                                                 March 30,       September 30,
                                                    1995             1994
                                                -----------      -------------
Term Loan.  Interest is paid quarterly.
 Principal on the note will be repaid in 16
 quarterly installments beginning October 31,
 1997.  The blended interest was 8.500% at
 March 30, 1995.                                $16,741,488       $16,805,316

Senior Notes of the Company.  Interest is
 paid in semiannual installments at a
 blended rate of 10.50%.  Principal on the
 notes will be repaid in eight semiannual
 installments.                                   12,170,068        13,703,402

Revolving Credit Agreement.  Interest is paid
 quarterly.  At March 30, 1995, the interest
 rate was 9.000%.  (See Note C)                   4,000,000         6,000,000

Mortgage Loans Payable.  Paid in monthly
 installments expiring in years 1997 through
 2004 with interest ranging from the bank's
 prime rate to the bank's prime rate plus
 one-half percent.  The blended interest
 was 9.313% at March 30, 1995.                    2,361,315         2,460,328

Various Equipment Financing.  Repaid in
 fiscal 1995.                                                           3,235
                                                -----------       -----------
                                                 35,272,871        38,972,281
Less current maturities                           3,264,692         6,851,260
                                                -----------       -----------
                                                $32,008,179       $32,121,021
                                                ===========       ===========

The mortgage loans are collateralized by $6,688,200 of property, at cost.

Aggregate maturities of long-term debt during the next five years, including payments due in connection with the senior notes and the term loan, are as follows:

        September 30, 1995                      $ 1,632,000
                      1996                        3,265,000
                      1997                        8,129,000
                      1998                        7,433,000
                      1999                        6,060,000
                                                -----------
                                                $26,519,000
                                                ===========

Certain of the Company's debt agreements contain covenants which provide for the maintenance of minimum working capital and net worth, as well as limitations on future indebtedness, sales and leasebacks and dispositions of assets. These agreements may restrict the Company's ability to declare and pay dividends on common stock. The amount of retained earnings available for such dividends at March 30, 1995 was $5,762,800.

ITEM 2.
                             UNI-MARTS, INC. AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:
                                        QUARTER ENDED            TWO QUARTERS ENDED
                                   March 30,     March 31,     March 30,     March 31,
                                     1995           1994         1995           1994
                                  -----------   -----------  ------------   ------------
STATEMENTS OF EARNINGS DATA:
 Sales and other income by the
  Company and its franchisees:
   Merchandise sales              $40,163,489   $41,499,151  $ 83,771,918   $ 85,725,555
   Petroleum sales                 32,299,081    29,528,886    68,047,396     63,561,547
   Dairy sales                              0     5,302,150             0     10,494,832
   Other income                       689,228       399,335     1,236,316      1,093,866
                                  -----------   -----------  ------------   ------------
     Total                         73,151,798    76,729,522   153,055,630    160,875,800
 Cost of sales                     52,645,562    55,551,658   111,066,322    116,830,208
                                  -----------   -----------  ------------   ------------
 Gross profit                      20,506,236    21,177,864    41,989,308     44,045,592

 Selling                           15,782,412    16,708,159    31,410,862     33,618,364
 General and administrative         1,638,526     1,716,134     3,269,860      3,410,286
 Depreciation and amortization      1,345,905     1,475,937     2,682,937      3,006,062
 Interest                             832,956       815,572     1,619,886      1,674,857
                                  -----------   -----------  ------------   ------------
 Earnings before income taxes         906,437       462,062     3,005,763      2,336,023
 Income taxes                         345,200  (      6,886)    1,101,000        650,314
                                  -----------   -----------  ------------   ------------
 Net earnings                     $   561,237   $   468,948  $  1,904,763   $  1,685,709
                                  ===========   ===========  ============   ============
 Earnings per share               $      0.09   $      0.07  $       0.30   $       0.24
                                  ===========   ===========  ============   ============
OPERATING DATA (CONVENIENCE STORES ONLY):
 Average, per store, for stores open two
  full comparable periods:
   Merchandise sales              $    99,783   $   100,697  $    208,004   $    206,309
   Petroleum sales                $   106,550   $    95,929  $    225,643   $    207,207
   Gallons of petroleum sold          108,272       108,691       225,637        229,637
 Total gallons of petroleum sold   32,201,770    32,345,741    67,063,870     68,754,989
 Gross profit per gallon
   of petroleum                   $     0.130   $     0.122  $      0.140   $      0.129

 Stores at beginning of period            415           435           417            444
 Stores added                               1                           1
 Stores closed                              2             4             4             13
 Stores at end of period                  414           431           414            431
 Company-operated stores                  372           384           372            384
 Franchisee-operated stores                42            47            42             47
 Locations with self-service gasoline     300           303           300            303

RESULTS OF OPERATIONS:

Matters discussed below should be read in conjunction with "Statements of Earnings Data" and "Operating Data (Convenience Stores Only)" on the preceding page.

QUARTERS ENDED MARCH 30, 1995 AND MARCH 31, 1994
- ------------------------------------------------
Revenues for the quarter ended March 30, 1995 decreased by $3,578,000, or 4.7%, compared to the quarter ended March 31, 1994. The decline in revenues resulted from the sale of the Company's dairy operation on April 1, 1994 and fewer stores in operation during the second fiscal quarter of the current year. Dairy sales for the quarter ended March 31, 1994 were $5,302,000 compared to $0 for the quarter ended March 30, 1995. Merchandise sales declined by $1,336,000, or 3.2%, primarily as a result of fewer stores in operation. Petroleum sales increased by $2,770,000, or 9.4%, as a result of an 11.4% increase in the average selling price per gallon. Other income increased by $290,000.

Gross profits on merchandise sales increased by $421,000 due to higher gross profit rates. Gross profits on petroleum sales were $153,000 higher in the current fiscal year's second quarter as a result of higher gross profits per gallon. There were no gross profits on dairy sales in the current year compared to $1,534,000 in the prior year.

Selling expense, general and administrative expense and depreciation and amortization declined by $926,000, $78,000 and $130,000, respectively, in the second quarter of fiscal year 1995 compared to the same quarter in 1994. These declines are due to expense reductions resulting from the April 1994 dairy operation sale offset in part by expense increases in convenience store operations. Interest expense increased by $17,000 as a result of higher interest rates in 1995.

Earnings before income taxes increased by $444,000 in the second quarter of the current year compared to the prior year's second quarter. This increase resulted primarily from higher merchandise and petroleum gross profits in the 1995 second fiscal quarter. Income taxes increased by $352,000. This disproportionate increase is attributable to nonrecurring tax adjustments in the prior year related to the sale of the dairy assets. Net earnings increased by $92,000, or 19.7%.

TWO QUARTERS ENDED MARCH 30, 1995 AND MARCH 31, 1994
- ----------------------------------------------------
Revenues in the first two quarters of fiscal year 1995 were $153,056,000, a decrease of $7,820,000 from the comparable period of fiscal year 1994. The decline resulted from no dairy sales in the current year due to the April 1994 sale of the Company's dairy operation compared to dairy sales of $10,495,000 in the same period of fiscal 1994. Merchandise sales at the Company's convenience stores decreased by $1,954,000, or 2.3%, as a result of fewer stores in operation. Sales at comparable stores increased 0.8%. Petroleum sales increased $4,486,000, or 7.1%, due to higher retail prices per gallon sold. Other income increased by $142,000.

Gross profits on merchandise sales increased by $472,000 due primarily to higher gross profit rates. Petroleum gross profits increased by $449,000 due to higher gross profits per gallon. Since there were no dairy sales in the current year, gross profits on dairy sales declined by $3,120,000. Total gross profits declined by $2,056,000.

Selling expense, general and administrative expense and depreciation and amortization decreased by $2,208,000, $140,000 and $323,000, respectively. Interest expense decreased $55,000, or 3.3%, due to savings caused by lower borrowing levels partially offset by higher interest rates.

Net earnings before income taxes increased by $670,000, or 28.7%, to $3,005,800. Income taxes increased by $451,000. The disproportionate increase in income taxes is due to nonrecurring tax effects in the prior year's sale of the Company's dairy operation. Net earnings increased by $219,000, or 13.0%.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash and interim credit facilities to acquire and construct new stores.

Capital requirements for the balance of fiscal year 1995 include debt and capital lease payments of approximately $1,700,000 and capital expenditures of approximately $5,300,000. The Company anticipates that cash presently available and cash generated from operations will be sufficient to fulfill its cash requirements.


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Uni-Marts, Inc. was held on February 23, 1995 at which the following matters were voted upon:

    (1) Amendment of the Company's Certificate of Incorporation deleting the reference to the size of the Board of Directors.
    (2) Amendment of the Company's Stock Option Plan to provide for grants of shares of Common Stock and non-qualified stock options to non-employee directors.
    (3) Election of four directors to serve until the Annual Meeting of Stockholders in 1998.
    (4)  Ratification of the appointment of independent auditors.

The results of the votes on the matters considered at the Annual Meeting of Stockholders are set forth below:

Amendment of Certificate of Incorporation:
                               Votes         Votes        Votes       Broker
                               "For"       "Against"    "Abstain"    Non-Votes
                             ---------     ---------    ---------    ---------
                             4,523,867     1,256,954      9,877          0

Amendment of the Company's Stock Option Plan:
                               Votes         Votes        Votes       Broker
                               "For"       "Against"    "Abstain"    Non-Votes
                             ---------     ---------    ---------    ---------
                             4,506,745     1,268,043     15,910          0

Election of directors:
                               Votes            Votes             Broker
                               "For"          "Withheld"         Non-Votes
                             ---------        ----------         ---------
J. Kirk Gallaher             5,781,899            8,799              0
G. David Gearhart            4,730,515        1,060,183              0
Jeremiah A. Keating          5,778,399           12,299              0
Charles R. Markham           5,781,349            9,349              0

Ratification of appointment of Deloitte & Touche LLP as independent auditors:

                               Votes         Votes        Votes       Broker
                               "For"       "Against"    "Abstain"    Non-Votes
                             ---------     ---------    ---------    ---------
                             5,778,358         8,171      4,169          0


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         3.1   Amended and Restated Certificate of Incorporation.

         3.2   Amended and Restated By-Laws of Uni-Marts, Inc.

         10.1  Uni-Marts, Inc. Amended and Restated Equity Compensation Plan.

         10.2 Amendment No. 4 to Credit Agreement between the Bank Group and Uni-Marts, Inc. dated as of March 27, 1995.

         11    Statement regarding computation of per share earnings.

         27    Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 30, 1995.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       Uni-Marts, Inc.
                                            ------------------------------------
                                                        (Registrant)



Date May 12, 1995                           /S/ HENRY D. SAHAKIAN
     -------------                          ------------------------------------
                                            Henry D. Sahakian
                                            Chairman of the Board
                                            (Principal Executive Officer)



Date May 12, 1995                           /S/ J. KIRK GALLAHER
     -------------                          ------------------------------------
                                            J. Kirk Gallaher
                                            Executive Vice President, Director
                                            and Chief Financial Officer
                                            (Principal Accounting Officer)
                                            (Principal Financial Officer)

                         UNI-MARTS, INC. AND SUBSIDIARIES
                                   EXHIBIT INDEX

Number            Description                                         Page(s)
- ------            -----------                                         -------
  3.1             Amended and Restated Certificate of
                  Incorporation.                                       17-26

  3.2             Amended and Restated By-Laws of Uni-Marts, Inc.      27-42

  10.1            Uni-Marts, Inc. Amended and Restated Equity
                  Compensation Plan.                                   43-52

  10.2            Amendment No. 4 to Credit Agreement between the
                  Bank Group and Uni-Marts, Inc. dated as of
                  March 27, 1995.                                      53-54

  11              Statement regarding computation of per share
                  earnings.                                            55-56

  27              Financial Data Schedule.                             57
