Form 10-Q
period 1995-06-29
UNI MARTS INC
filed 1995-08-11
CIK 805020

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 29, 1995
                               -------------------------------------------------
                                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------      -------------------
Commission file number                          1-11556
                       ---------------------------------------------------------
                                   UNI-MARTS, INC.
- - --------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

      Delaware                                                      25-1311379
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

477 East Beaver Avenue, State College, PA                           16801-5690
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                  (814) 234-6000
- - --------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X       No
                                           -----         -----
6,306,914 Common Shares were outstanding at June 29, 1995.








                         This Document Contains 19 Pages.

                         UNI-MARTS, INC. AND SUBSIDIARIES
                                       INDEX



PART I.  FINANCIAL INFORMATION
- - ------------------------------
                                                                         PAGE(S)
Item 1.  Financial Statements

         Consolidated Balance Sheets -
           June 29, 1995 and September 30, 1994                           3-4

         Consolidated Statements of Earnings -
           Quarter Ended and Three Quarters Ended
           June 29, 1995 and June 30, 1994                                  5

         Consolidated Statements of Cash Flows -
           Three Quarters Ended June 29, 1995 and
           June 30, 1994                                                  6-7

         Notes to Consolidated Financial Statements                       8-10


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           11-13


PART II. OTHER INFORMATION
- - --------------------------

Item 6.  Exhibits and Reports on Form 8-K                                14

Exhibit Index                                                            16


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         UNI-MARTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                    June 29,      September 30,
                                                     1995             1994
                                                 ------------     -------------
                                                  (Unaudited)

                                      ASSETS
CURRENT ASSETS:

 Cash                                             $ 6,148,329       $ 8,533,265
 Marketable equity securities (at
  cost in 1994, market $582,900)                                        572,166
 Accounts receivable, less allowances
  of $84,000 and $582,100                           2,786,564         2,168,649
 Inventories                                       16,380,928        15,108,457
 Prepaid expenses and other                         2,346,579         2,019,255
                                                  -----------       -----------
    TOTAL CURRENT ASSETS                           27,662,400        28,401,792

PROPERTY, EQUIPMENT AND IMPROVEMENTS -
 at cost, less accumulated depreciation and
 amortization of $36,202,000 and $32,956,000       60,387,966        56,883,848

INTANGIBLE AND OTHER ASSETS                         7,399,316         7,750,798
                                                  -----------       -----------
    TOTAL ASSETS                                  $95,449,682       $93,036,438
                                                  ===========       ===========


                         UNI-MARTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (CONTINUED)

                                                    June 29,      September 30,
                                                      1995            1994
                                                 -------------    -------------
                                                  (Unaudited)

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

 Accounts payable                                  $17,543,745      $14,440,175
 Accrued expenses                                    6,267,059        6,030,584
 Current maturities of long-term debt                3,264,692        6,851,260
 Current obligations under capital leases               99,860           98,864
                                                   -----------      -----------
    TOTAL CURRENT LIABILITIES                       27,175,356       27,420,883

LONG-TERM DEBT, less current maturities             32,425,338       32,121,021

OBLIGATIONS UNDER CAPITAL LEASES,
 less current maturities                               758,952          833,400

DEFERRED TAXES                                       2,910,500        2,806,800

DEFERRED INCOME AND OTHER LIABILITIES                1,030,817        1,051,311

STOCKHOLDERS' EQUITY:

 Common Stock, par value $.10 a share:
  Authorized 15,000,000 shares
  Issued 7,007,971 and 6,996,498 shares,
  respectively                                         700,797          699,650

 Additional paid-in capital                         23,000,288       22,897,804

 Retained earnings                                  11,213,573        9,035,050
                                                   -----------      -----------
                                                    34,914,658       32,632,504
 Less Treasury Stock, at cost -
  701,057 and 722,238 shares of
  Common Stock, respectively                      (  3,765,939)    (  3,829,481)
                                                   -----------      -----------
                                                    31,148,719       28,803,023
                                                   -----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $95,449,682      $93,036,438
                                                   ===========      ===========


                  See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)

                                      QUARTER ENDED          THREE QUARTERS ENDED
                                   June 29,   June 30,       June 29,     June 30,
                                    1995        1994           1995         1994
                                 ----------- -----------   ------------ ------------
REVENUES:
 Merchandise sales               $46,478,742 $47,632,347   $130,250,660 $133,357,902
 Petroleum sales                  37,049,061  32,199,863    105,096,457   95,761,410
 Dairy sales                               0           0              0   10,494,832
 Other income                      1,397,688     631,276      2,634,004    1,725,142
                                 ----------- -----------   ------------ ------------
                                  84,925,491  80,463,486    237,981,121  241,339,286
                                 ----------- -----------   ------------ ------------
COSTS AND EXPENSES:
 Cost of sales                    63,175,948  59,927,002    174,242,270  176,757,210
 Selling                          16,444,032  15,919,520     47,854,894   49,537,884
 General and administrative        1,830,613   1,515,100      5,100,473    4,925,386
 Depreciation and amortization     1,385,979   1,328,393      4,068,916    4,334,455
 Interest                            796,202     792,355      2,416,088    2,467,212
                                 ----------- -----------   ------------ ------------
                                  83,632,774  79,482,370    233,682,641  238,022,147
                                 ----------- -----------   ------------ ------------
EARNINGS BEFORE INCOME TAXES       1,292,717     981,116      4,298,480    3,317,139

INCOME TAXES                         499,509     287,186      1,600,509      937,500
                                 ----------- -----------   ------------ ------------
NET EARNINGS                     $   793,208 $   693,930   $  2,697,971 $  2,379,639
                                 =========== ===========   ============ ============
EARNINGS PER SHARE               $      0.13 $      0.10   $       0.43 $       0.35
                                 =========== ===========   ============ ============
DIVIDENDS PER SHARE              $    0.0275 $    0.0250   $     0.0825 $     0.0750
                                 =========== ===========   ============ ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         6,303,359   6,813,855      6,291,147    6,871,001
                                 =========== ===========   ============ ============












                   See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                      THREE QUARTERS ENDED
                                                     June 29,      June 30,
                                                      1995           1994
                                                 -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others          $236,977,201   $242,710,190
 Cash paid to suppliers and employees            ( 224,484,859) ( 230,957,238)
 Dividends and interest received                       200,190        156,352
 Interest paid                                   (   2,759,625) (   2,901,630)
 Income taxes paid                               (   1,835,009) (   1,637,300)
                                                  ------------   ------------

     NET CASH PROVIDED BY OPERATING ACTIVITIES       8,097,898      7,370,374


CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets                  290,328      3,824,940
 Purchase of property, equipment and
  improvements                                   (   7,402,640) (   2,414,064)
 Net receipts for sales and purchases
  of marketable securities                             529,026        254,668
 Additional borrowing - note receivable
  from officer                                                  (      60,157)
 Net cash advanced for intangible
  and other assets                               (      39,272) (      56,794)
                                                  ------------   ------------
     NET CASH (USED IN) PROVIDED BY
      INVESTING ACTIVITIES                       (   6,622,558)     1,548,593

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments under revolving credit agreement                      (   2,000,000)
 Principal payments on debt                      (   3,355,703) (   6,123,703)
 Proceeds from issuance of common stock                 14,875         57,750
 Dividends paid to stockholders                  (     519,448) (     515,756)
                                                  ------------   ------------
     NET CASH USED BY FINANCING ACTIVITIES       (   3,860,276) (   8,581,709)
                                                  ------------   ------------
NET (DECREASE) INCREASE IN CASH                  (   2,384,936)       337,258

CASH:
 Beginning of period                                 8,533,265      9,779,105
                                                  ------------   ------------
 End of period                                    $  6,148,329   $ 10,116,363
                                                  ============   ============

                         UNI-MARTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (CONTINUED)
                                    (Unaudited)

                                                      THREE QUARTERS ENDED
                                                     June 29,      June 30,
                                                      1995           1994
                                                  ------------   ------------
RECONCILIATION OF NET EARNINGS TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

NET EARNINGS                                      $  2,697,971   $  2,379,639

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                      4,068,916      4,334,455
  Loss (gain) on sale of marketable securities           9,625  (     118,214)
  Loss on sale of capital assets and other              82,330        390,878
  Change in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                         (     584,400)     1,490,177
     Inventories                                 (   1,272,471)       533,463
     Prepaid expenses                                   10,876  (     145,881)
    Increase (decrease) in:
     Accounts payable and accrued expenses           3,340,045  (     746,801)
     Deferred income taxes and other
      liabilities                                (     254,994) (     747,342)
                                                  ------------   ------------
      TOTAL ADJUSTMENTS TO NET EARNINGS              5,399,927      4,990,735
                                                  ------------   ------------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                           $  8,097,898   $  7,370,374
                                                  ============   ============
















                  See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

A.  FINANCIAL STATEMENTS:

    The consolidated balance sheet as of June 29, 1995, the consolidated statements of earnings for the quarter and three quarters ended June 29, 1995 and June 30, 1994 and the consolidated statements of cash flows for the three quarters ended June 29, 1995 and June 30, 1994 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 29, 1995 and the results of operations and cash flows for all periods presented have been made.

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


B.  INTANGIBLE AND OTHER ASSETS:

    Intangible and other assets consist of the following:

                                                   June 29,     September 30,
                                                    1995            1994
                                                 -----------    -------------
    Goodwill                                     $ 6,498,671     $ 6,498,671

    Lease acquisition costs                        1,674,483       1,674,483

    Non-competition agreements                     1,213,040       1,213,040

    Other                                          1,714,087       1,647,520
                                                 -----------     -----------
                                                  11,100,281      11,033,714

     Less accumulated amortization                 3,700,965       3,282,916
                                                 -----------     -----------
                                                 $ 7,399,316     $ 7,750,798
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

C.  INTERIM CREDIT FACILITIES:

    The Company has a $13.5 million revolving credit agreement with a bank group at the bank's prime rate or a fixed rate option at the Company's election, with a maximum of $3.5 million available for issuance of letters of credit. The revolving credit facility is committed for a two-year period expiring February 28, 1997 or a later date as approved by the bank group. At June 29, 1995, borrowings of $6.0 million and letters of credit of $2.7 million were outstanding under the agreement.


D.  LONG-TERM DEBT:

                                                     June 29,     September 30,
                                                      1995            1994
                                                   -----------    -------------
Term Loan.  Interest is paid quarterly.
 Principal on the note will be repaid
 in 16 quarterly installments beginning
 October 31, 1997.  The interest rate was
 8.125% at June 29, 1995.                          $16,741,488     $16,805,316

Senior Notes of the Company.  Interest
 is paid in semiannual installments
 at a blended rate of 10.50%.  Principal
 on the notes will be repaid in seven
 semiannual installments.                           10,636,735      13,703,402

Revolving Credit Agreement.  Interest is
 paid quarterly.  At June 29, 1995, the
 interest rate was 9.000%.  (See Note C)             6,000,000       6,000,000

Mortgage Loans Payable.  Paid in monthly
 installments expiring in years 1997
 through 2004 with interest ranging
 from the bank's prime rate to the
 bank's prime rate plus one-half percent.
 The blended interest was 9.313% at June,
 29, 1995.                                           2,311,807       2,460,328

Various Equipment Financing.  Repaid in
 fiscal 1995.                                                            3,235
                                                   -----------     -----------
                                                    35,690,030      38,972,281
Less current maturities                              3,264,692       6,851,260
                                                   -----------     -----------
                                                   $32,425,338     $32,121,021
                                                   ===========     ===========

The mortgage loans are collateralized by $6,755,600 of property, at cost.

Aggregate maturities of long-term debt during the next five years, including payments due in connection with the senior notes and the term loan, are as follows:

            September 30, 1995           $    50,000
                          1996             3,265,000
                          1997            10,129,000
                          1998             7,433,000
                          1999             6,060,000
                                         -----------
                                         $26,937,000
                                         ===========

Certain of the Company's debt agreements contain covenants which provide for the maintenance of minimum working capital and net worth as well as limitations on future indebtedness, sales and leasebacks and dispositions of assets. These agreements may restrict the Company's ability to declare and pay dividends on common stock. The amount of retained earnings available for such dividends at June 29, 1995 was $4,406,100.

ITEM 2.
                         UNI-MARTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the
Company for the periods indicated:
                                        QUARTER ENDED         THREE QUARTERS ENDED
                                    June 29,    June 30,     June 29,     June 30,
                                     1995         1994         1995         1994
                                  -----------  ----------- ------------ ------------
STATEMENTS OF EARNINGS DATA:
 Sales and other income by the
  Company and its franchisees:
   Merchandise sales              $46,478,742  $47,632,347 $130,250,660 $133,357,902
   Petroleum sales                 37,049,061   32,199,863  105,096,457   95,761,410
   Dairy sales                              0            0            0   10,494,832
   Other income                     1,397,688      631,276    2,634,004    1,725,142
                                  -----------  ----------- ------------ ------------
    Total                          84,925,491   80,463,486  237,981,121  241,339,286
 Cost of sales                     63,175,948   59,927,002  174,242,270  176,757,210
                                  -----------  ----------- ------------ ------------
 Gross profit                      21,749,543   20,536,484   63,738,851   64,582,076

 Selling                           16,444,032   15,919,520   47,854,894   49,537,884
 General and administrative         1,830,613    1,515,100    5,100,473    4,925,386
 Depreciation and amortization      1,385,979    1,328,393    4,068,916    4,334,455
 Interest                             796,202      792,355    2,416,088    2,467,212
                                  -----------  ----------- ------------ ------------
 Earnings before income taxes       1,292,717      981,116    4,298,480    3,317,139
 Income taxes                         499,509      287,186    1,600,509      937,500
                                  -----------  ----------- ------------ ------------
 Net earnings                     $   793,208  $   693,930 $  2,697,971 $  2,379,639
                                  ===========  =========== ============ ============
 Earnings per share               $      0.13  $      0.10 $       0.43 $       0.35
                                  ===========  =========== ============ ============
OPERATING DATA (CONVENIENCE STORES ONLY):
 Average, per store, for stores open two
  full comparable periods:
   Merchandise sales              $   116,357  $   115,576 $    323,805 $    322,352
   Petroleum sales                $   107,575  $   108,615 $    315,927 $    315,564
   Gallons of petroleum sold          118,798      116,728      344,436      346,360
 Total gallons of petroleum sold   35,434,811   34,672,403  102,498,680  103,427,393
 Gross profit per gallon
  of petroleum                    $     0.101  $     0.093 $      0.126 $      0.117
 Stores at beginning of period            414          431          417          444
 Stores added                               2                         3
 Stores closed                                           2            4           15
 Stores at end of period                  416          429          416          429
 Company-operated stores                  374          381          374          381
 Franchisee-operated stores                42           48           42           48
 Locations with self-service
  gasoline                                300          301          300          301

RESULTS OF OPERATIONS:

Matters discussed below should be read in conjunction with "Statements of Earnings Data" and "Operating Data (Convenience Stores Only)" on the preceding page.


QUARTERS ENDED JUNE 29, 1995 AND JUNE 30, 1994
- - ----------------------------------------------
Total revenues for the quarter ended June 29, 1995 were $84,925,000, an increase of $4,462,000, or 5.6%, over total revenues in the same quarter of 1994. Although merchandise sales at comparable stores increased slightly, total merchandise sales declined by $1,154,000, or 2.4%, due primarily to fewer stores in operation in 1995. Petroleum sales increased by $4,849,000, or 15.1%, due primarily to higher retail prices. Other income increased by $766,000 as a result of increased promotional activities.

Gross profits on merchandise sales for the quarter ended June 29, 1995 increased by $116,000 as a result of higher gross profit rates resulting from increased sales of fast food and other higher profit merchandise in the current year. Gross profits on petroleum sales increased by $325,000, or 9.7%, due both to an increase in gallons sold and gross profit per gallon.

Selling expenses for the quarter ended June 29, 1995 increased by $525,000, or 3.3%, primarily due to increased staffing for fast-food outlets and other labor-related costs. General and administrative expenses increased by $316,000 due primarily to increased salaries and incentive programs. Depreciation and amortization increased slightly due to increased capital expenditures.

Earnings before income taxes increased by $312,000 in the third quarter of fiscal year 1995 compared to 1994. Income taxes increased by $212,000 due to higher pre-tax earnings, higher state income taxes and lower federal tax credits. Net earnings increased by $99,000, or 14.3%.


THREE QUARTERS ENDED JUNE 29, 1995 AND JUNE 30, 1994
- - ----------------------------------------------------
Total revenues in the first three quarters of fiscal year 1995 have decreased by $3,358,000, or 1.4%, in comparison to the same quarters of fiscal year 1994, primarily as a result of the sale of the Company's dairy operation on April 1, 1994. There were no revenues from the dairy operations in 1995 compared to $10,495,000 in 1994. Merchandise sales also decreased by $3,107,000, or 2.3%, due to fewer stores in operation. Merchandise sales at stores open during both periods increased slightly. Petroleum sales increased $9,335,000, or 9.7%, as a result of higher retail selling prices. Other income increased by $909,000 due primarily to increased promotional activities.

Gross profits on merchandise sales increased by $588,000, or 1.2%, due to increased sales of higher-profit merchandise, primarily fast foods. Gross profits on petroleum sales increased by $774,000 due to increased gross profits per gallon. There were no gross profits on dairy sales in 1995 compared to $3,112,000 in 1994.

Selling expense declined by $1,683,000, and depreciation and amortization declined by $266,000, both primarily due to expense reductions resulting from the April 1994 dairy operation sale. General and administrative expenses increased by $175,000, or 3.6%, due primarily to increased salaries and incentive programs. Interest expense decreased by $51,000 due primarily to lower borrowing levels partially offset by higher interest rates.

Earnings before income taxes increased by $981,000. Income taxes increased by $663,000 due to higher pre-tax earnings, higher state income taxes, lower federal tax credits and nonrecurring income tax benefits in 1994 related to the sale of the Company's dairy operation. Net earnings increased by $318,000, or 13.4%.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash and interim credit facilities to acquire and construct new stores.

Capital requirements for the balance of fiscal year 1995 include debt and capital lease payments of approximately $74,000 and capital expenditures of approximately $900,000. The Company anticipates that cash presently available and cash generated from operations will be sufficient to fulfill its cash requirements.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)   EXHIBITS

      11   Statement regarding computation per share earnings.

      27   Financial Data Schedule


(b)   REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the quarter ended June 29, 1995.

SIGNATURES
- - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      Uni-Marts, Inc.
                                           -------------------------------------
                                                       (Registrant)



Date August 11, 1995                       /S/ HENRY D. SAHAKIAN
     ---------------                       -------------------------------------
                                           Henry D. Sahakian
                                           Chairman of the Board
                                           (Principal Executive Officer)



Date August 11, 1995                       /S/ J. KIRK GALLAHER
     ---------------                       -------------------------------------
                                           J. Kirk Gallaher
                                           Executive Vice President, Director
                                           and Chief Financial Officer
                                           (Principal Accounting Officer)
                                           (Principal Financial Officer)

                         UNI-MARTS, INC. AND SUBSIDIARIES
                                   EXHIBIT INDEX


Number             Description                                         Page(s)
- - ------             -----------                                         -------
  11               Statement regarding computation of per
                   share earnings.                                      17-18

  27               Financial Data Schedule                              19
