Form 10-K
period 1995-09-30
UNI MARTS INC
filed 1995-12-29
CIK 805020

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                      FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended                    September 30, 1995
                         -------------------------------------------------------
                                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                               ---------------------    ------------------------
Commission file number                             1-11556
                       ---------------------------------------------------------
                                    UNI-MARTS, INC.
--------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)
            Delaware                                             25-1311379
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)
477 East Beaver Avenue, State College, PA                       16801-5690
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)
Registrant's telephone number, including area code        (814) 234-6000
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange on
        Title of each class                         which registered
        -------------------                     ------------------------
    Common Stock, $.10 Par Value                 American Stock Exchange
-------------------------------------     --------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                                    None
--------------------------------------------------------------------------------
                               (Title of Class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X       No
                                           -----         -----
Aggregate market value of the voting stock which consists solely of shares of common stock held by non-affiliates of the registrant as of December 1, 1995, computed by reference to the closing sale price of the registrant's common stock on such date: $39,872,988

6,377,474 shares of Common Stock were outstanding at December 1, 1995.

                         This Document Contains 82 Pages.
                                        1

                                 DOCUMENTS INCORPORATED BY REFERENCE


(1) Portions of the Company's Proxy Statement, in connection with the Annual Meeting of Stockholders expected to be held in February 1996, are incorporated into Part III.

(2) A portion of the Company's Definitive Proxy Statement for the February 25, 1988 Annual Meeting of Stockholders, filed on January 28, 1988, is incorporated into Part IV.

(3) Portions of the Company's Current Report on Form 8-K, dated December 20, 1991, are incorporated into Part IV.

(4) A portion of the Company's Annual Report on Form 10-K for the year ended September 30, 1989, filed on December 27, 1989, is incorporated into Part IV.

(5) A portion of the Company's Annual Report on Form 10-K for the year ended September 30, 1990, filed on December 20, 1990, is incorporated into Part IV.

(6) A portion of the Company's Annual Report on Form 10-K for the year ended September 30, 1993, filed on December 29, 1993, is incorporated into Part IV.

(7) Portions of the Company's Annual Report on Form 10-K for the year ended September 30, 1994, filed on December 23, 1994, is incorporated into Part IV.

(8) Portions of the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1993, filed on May 15, 1993, are incorporated into Part IV.

(9) Portions of the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1995, filed on May 19, 1995, are incorporated into Part IV.

(10) A portion of the Company's Registration Statement on Form S-8, File No. 33-9807, filed on July 10, 1991, is incorporated into Part IV.

PART I

ITEM 1.  BUSINESS.

COMPANY OVERVIEW


Since its initial public offering in 1986, when it operated 208 convenience stores, the Company has expanded, primarily through three major acquisitions of groups of stores, including the acquisition of 141 stores from Getty Petroleum Corp. ("Getty") in December 1991. The Company currently operates 414 convenience stores in Pennsylvania, Virginia, New York, New Jersey, Delaware and Maryland, of which 300 sell gasoline. Following the acquisition of stores from Getty, the Company closed certain redundant and underperforming stores. Most of the stores are located in small towns and rural locations where costs of operations are generally lower than in urban areas. Most Company stores located in urban and suburban areas have been acquired and are generally leased on a long-term basis.

The size of the Company's stores ranges from approximately 1,200 to 3,300 square feet, with newly constructed stores having over 3,000 square feet. Typically, the stores offer a complete line of over 3,000 popular consumer items. In addition, the Company offers products designed to increase store traffic, such as branded fast foods as well as services, including lottery tickets, free check cashing and automated teller machines ("ATMs"). The Company allows store management to tailor the merchandise mix to fit the needs of that store's community. The Company believes that this results in customer loyalty and a more stable profit margin.

The following table shows the geographic distribution of the Company's stores as of September 30, 1995:
                               Company-
                               operated            Franchise           Total
                               --------            ---------           -----
      Pennsylvania               290                  30                320
      Virginia                    53                   1                 54
      Western New York            24                                     24
      Southern New Jersey                              8                  8
      Delaware                     5                                      5
      Maryland                     3                                      3
                                 ---                 ---                ---
                                 375                  39                414
                                 ===                 ===                ===

The Company commenced its convenience store operations in 1972 and was incorporated in Delaware in 1977. In 1986, the Company's shares were distributed in a tax-free spin-off to the holders of the stock of Unico Corporation, formerly the Company's parent. The Company's executive offices are located at 477 East Beaver Avenue, State College, Pennsylvania 16801-5690 and its phone number is (814) 234-6000.


THE CONVENIENCE STORE INDUSTRY


The convenience store industry is a retail service-oriented industry. It is distinguished from other retail businesses by its emphasis on location and convenience and a commitment to customers who need to purchase items quickly at extended hours. Convenience stores feature a wide variety of items, including groceries, dairy products, tobacco products, beverages, prepared and self-service fast foods and health and beauty aids, and many sell gasoline on a self-service basis. Stores are generally designed with ample customer parking and quick checkout procedures to maximize convenience, as well as to encourage impulse buying of high margin items.


The convenience store industry is extremely fragmented. Industry sources report that there were 93,200 stores in the United States at the end of 1994, of which the six largest convenience store chains combined for about 9% of the total stores in operation. Currently, there are many external forces exerting considerable pressure on owners of independent and small convenience store chains. Two of the major forces include the need to comply with environmental regulations for underground storage tanks and the general weakness in the dairy industry. The large capital expenditures required to comply with environmental regulations are also affecting many operators of gasoline service stations. As a result of these forces, there has been and continues to be significant opportunities for consolidation in the industry.


Recent competitive trends across many retail sectors are having a positive influence on the convenience store industry as it changes the typical convenience store's merchandise mix in reaction to market conditions and customer preferences. In addition, convenience stores compete not only with other convenience stores but now also with gasoline distributors which have converted to convenience stores. To compete for a broader customer base, convenience stores are adding prepared foods, new services and improving store layouts to attract new customers. Overall, industry sources report that convenience store industry sales rose 8.5% and 8.7% in 1993 and 1994, respectively, compared to a 6.3% and 7.8% increase in total U.S. retail sales for the same periods. As consumer preferences and government regulations put pressure on tobacco sales, convenience store operators are improving gasoline pumping facilities and installing branded fast-food outlets and ATMs. In addition, the convenience store industry has aggressively closed or remodeled under-performing stores. Over the last two years, the industry has either constructed, remodeled or closed about a third of the U.S. convenience store population.


STRATEGY


Management believes that the Company is uniquely positioned to take advantage of current trends in the convenience store industry. Its strategy is designed to
(i) expand the number of store locations by acquiring chains of convenience stores and, on a limited basis, through internal growth and (ii) increase customer traffic, sales volume and profit margins. Key elements of the Company's strategy include the following:


        FOCUS ON RURAL AND SMALL-TOWN LOCATIONS. Most of the Company's stores are located in small towns and rural locations where costs of operations and levels of competition are generally lower than in urban and suburban markets. The Company's stores in these rural markets often serve as the community's "general store", providing the convenience of one-stop shopping for customers.

As a result, the Company is able to provide a wide range of services and products at favorable margins. In addition, there tends to be significantly less employee turnover at the Company's rural and small-town stores.


        MAINTAIN DISCIPLINED EXPANSION PROGRAM. The Company believes that there are many acquisition opportunities in its current and adjacent geographic market areas. The Company has had and continues to maintain an expansion program which has increased the number of convenience stores it operates through acquisitions of existing chains and construction of new stores. Potential acquisition candidates are carefully evaluated by the Company. In particular, before pursuing an acquisition, the Company takes into account whether an acquisition candidate is in compliance with applicable environmental laws and the level of capital expenditures required for environmental compliance and to bring the stores up to the Company's standards.


        INSTALL BRANDED FAST-FOOD UNITS. The Company has been actively adding fast-food units such as Burger King, Arby's and Blimpie to certain stores. The Company believes that the recognition associated with these names increases foot traffic and attracts new customers. In those stores that have added branded fast-food units, merchandise sales have increased approximately 20 to 25 percent, including fast-food sales, and margins have increased approximately four to five percent. To date, the Company is operating three Burger King units, five Arby's and 21 Blimpies. Of its current stores, approximately 200 have the potential to profitably support fast-food units. The Company plans to add 25 to 30 fast-food units per year in its existing and newly constructed stores.


        BUILD HIGH-VOLUME GASOLINE PUMPING STATIONS. The Company has been replacing its traditional gasoline pumping stations with state-of-the-art, multi-pump high-volume pumping stations, which include on-pump credit card readers. The new pumps are spaced farther apart and can dispense all grades of gasoline at a single pump, thereby enabling several customers to fuel their automobiles at the same time. Based on the Company's experience to date, the introduction of these pumping stations has resulted in more than 50 percent additional gallons of gasoline being sold per store. In addition, the increased number of gasoline customers served by these new high-volume pumping stations is expected to generate additional customer traffic and merchandise sales. The Company has installed twenty high-volume gasoline pumping stations to date and 140 of the Company's current stores have the necessary space for these new high-volume stations.


        ADDITIONAL SERVICES. The Company offers various services at its stores, including the sale of lottery tickets, free check cashing and payment of utility bills. In addition, the Company has entered into an agreement to add ATMs to the Company's stores. The Company anticipates installing at least 155 ATMs to its stores by early 1997. The Company believes that the addition of these ATMs, like the addition of branded fast-food installations and high-volume gasoline pumping stations, will serve to increase merchandise and gasoline sales.

MERCHANDISING AND MARKETING


The Company's merchandising and marketing programs are designed to promote convenience through store location, hours of operation, parking, customer service, product selection and checkout procedures. Store hours are intended to meet customer needs and the characteristics of the community in which each store is located. Approximately one-half of the Company's stores are open 24 hours per day, while the majority of the remaining stores are open from 6:00 a.m. to 12:00 midnight. To alleviate checkout congestion, many of the Company's products and services, such as certain prepared fast food, fountain beverages and gasoline, are sold on a self-service basis. Most Company stores provide parking for customers.


Uni-Marts has a separate merchandising and marketing department which develops and implements promotional and advertising programs, sometimes in conjunction with suppliers. Television, radio and newspaper advertisements are used to promote the Company's name and image. The Company maintains an employee training program for all employees which emphasizes the importance of service to customers and the development of merchandising and marketing skills for its store managers and store personnel.


        CONVENIENCE STORE MERCHANIDSE SALES. The Company's stores include dry grocery items, health and beauty aids, newspapers and magazines, lottery tickets, dairy products, candy, frozen foods, beverages, tobacco products, delicatessen foods, fountain drinks and hot coffee. In recent years, the Company has emphasized new merchandise sales such as prepared foods and branded fast foods to increase sales volume and customer traffic. In addition, the Company continues to add customer services, such as ATMs, check cashing, payment of utility bills and lottery ticket sales, all of which are designed to increase customer traffic. In addition, some stores offer a video rental program, as well as a variety of prepared and self-service fast foods, including freshly made sandwiches, hot dogs, pizza, chicken, freshly baked goods, frozen sandwiches, nachos and soups.


        As part of the Company's strategy to increase branded fast foods, in fiscal year 1994, the Company entered into an agreement with Blimpie International ("Blimpie") to become an area developer (franchisor) for Blimpie Subs and Salads restaurants in Pennsylvania and western New York. During fiscal year 1995, the Company added Blimpie branded subs and salads installations at 13 of its stores. In addition, in fiscal year 1995, the Company added two Burger King and three Arby's installations. The Company intends to add more Blimpie, Burger King, and Arby's fast-food installations.


        CONVENIENCE STORE GASOLINE SALES. Convenience store operations and merchandise sales are enhanced by self-service gasoline facilities, which the Company plans to include in as many new locations as possible and to add to existing stores when feasible. Sales of gasoline products at the Company's stores are affected by wholesale and retail price volatility, competition and marketing decisions. At September 30, 1995, the Company had 300 locations offering unleaded gasoline, with 150 of these locations also offering kerosene. All are branded self-service units with 287 offering Getty gasoline pursuant to a petroleum supply agreement, and the balance offer other major brands.

COMPANY OPERATIONS


        STORE MANAGEMENT. Each Company-operated store is managed by a store manager. Store managers are compensated by salary, as well as incentive compensation programs based on in-store sales volume and profitability. All Company stores are divided into groups of six to eleven stores by geographic area. Each group is managed by a store supervisor. A regional manager is responsible for a number of groups and their store supervisors. The regional managers report directly to the Director of Operations, who oversees the day-to-day operations of the stores. Managers, supervisors and regional managers are compensated through incentive programs which provide for quarterly bonuses based on increased profitability of the stores. The number of full-time and part-time employees per store depends on the sales volume of the store and its hours of operation.


        FRANCHISES. The Company has 39 franchised stores which operate under various franchise agreements. Under all franchise agreements, the franchisee pays a royalty, which varies depending upon the agreement and whether the Company or the franchisee owns the convenience food store equipment. The royalty is based on the store's merchandise sales volume.


        As part of its services to 28 franchise locations, the Company provides accounting services, merchandising and advertising assistance, store layout and design guidance, supplier and product selection and ongoing operational assistance. These franchisees are required to use the same internal control systems that the Company uses for the stores it operates. The Company's financial statements include the sales and costs of sales of these 28 franchised stores. The Company does not provide these services for the 11 franchise locations formerly franchised by Getty. The Company has periodically closed franchised stores and does not intend to grant new franchises except in connection with new acquisitions or in other special circumstances.


DISTRIBUTION AND SUPPLY


All 414 stores are serviced at least weekly by vendors. The Company does not distribute products to its stores itself. In order to minimize costs and facilitate deliveries, the Company utilizes a single wholesale distributor for most products, pursuant to a five-year supply agreement. The Company believes that it could easily replace this distributor with one or more distributors. Certain products, such as bakery items, dairy products, snacks, soft drinks, magazines and perishable products, are distributed by wholesale route salespeople. As part of the sale of its dairy operation, the Company entered into a 10-year supply agreement with the purchaser which provides for the Company's purchase of all dairy products sold at its Pennsylvania stores.


In connection with the 1991 acquisition of the Getty stores, the Company and Getty entered into a five-year gasoline supply agreement pursuant to which Getty supplies gasoline products to substantially all of the Company's convenience stores offering self-service gasoline. The Company is currently negotiating an extension of the petroleum supply agreement with Getty.

MANAGEMENT CONTROLS AND INFORMATION SYSTEMS


The Company is developing an internal automation system which includes point-of-sale ("POS") scanning. The system is designed to improve the timeliness and accuracy of management information, reduce paperwork at the store level and enhance cash, pricing and inventory controls. As of September 30, 1995, installation of this new POS scanning system was complete in 14 stores, with plans to add approximately 35 more during fiscal year 1996.


The Company utilizes its current computer systems for inventory and accounting control, financial record-keeping and management reporting allowing management to monitor closely and evaluate store operations. The Company's computer systems are also programmed to identify variances from budgeted amounts by store on a monthly and year-to-date basis. In addition, profit and loss statements by store compare the current year's results for the month and year-to-date to the previous year's comparable periods.


Store managers are responsible for placing orders for grocery, tobacco, frozen food and non-food items directly into the central computer system of the Company's wholesale supplier. The computer systems are programmed to compare current orders with historic order levels and to reject orders which appear to be incorrect. Orders and receiving reports are reviewed by store supervisors. Invoices are reviewed and compared to receiving reports by the Company's accounting personnel and are paid centrally.


The Company's inventory control system is designed to ensure that stores are adequately stocked, inventories are maintained at levels which minimize carrying costs and slow-moving items are identified. As part of the inventory control system, store management personnel conduct approximately 12 physical inventories at each store per year. The physical inventory, coupled with the computer systems, enables the Company to monitor each store's operating performance on a continuing basis. In addition, the Company's internal audit department conducts periodic inventories at a sampling of stores and reports the results to the Audit Committee of the Company's Board.


The Company believes that its automated accounting and inventory control systems provide the information required for management decisions and expense control.


The Company believes that its existing and planned systems and controls can accommodate significant expansion in the number of Company stores.


COMPETITION


The convenience store industry is highly competitive, fragmented and regionalized. It is characterized by a few large companies, some medium-sized companies, such as the Company, and many small independent companies. Several competitors are substantially larger and have greater resources than the Company. The Company's primary competitors include national chains such as A-Plus Mini-Markets and Seven-Eleven and regional chains such as Sheetz, WaWa,

Stop-N-Go, Convenient Food Mart, Turkey Hill, Coastal and Co/Go. The Company also competes with other convenience stores, small supermarkets, grocery stores and major and independent gasoline distributors who have converted units to convenience stores.


Competition for gasoline sales is based on price and location. The Company competes primarily with self-service gasoline stations operated by independent dealers and major oil companies in addition to other convenience stores.


ENVIRONMENTAL COMPLIANCE AND REGULATION


The Company's gasoline operations are subject to federal, state and local environmental laws and regulations primarily relating to underground storage tanks. The United States Environmental Protection Agency (the "EPA") has established standards for owners and operators of underground storage tanks ("USTs") relating to, among other things: (i) maintaining leak detection systems; (ii) upgrading UST systems; (iii) implementing corrective action in response to releases; (iv) closing out-of-use USTs to prevent future releases;
(v) maintaining appropriate records; and (vi) maintaining evidence of financial responsibility for corrective action and compensating third parties for bodily injury and property damage resulting from UST releases. All states in which the Company operates also have adopted these regulatory programs.


Under current federal and certain state regulatory programs, the Company is obligated to upgrade or replace all non-complying underground storage tanks it owns or operates to meet corrosion protection and overfill/spill containment standards by 1998. The Company has evaluated each of its stores which sell gasoline to determine the type of expenditures required to comply with these and other requirements under the federal and state UST regulatory programs.


Management believes that the Company is currently in material compliance with all applicable federal and state laws and regulations. The Company has spent substantial amounts of money to upgrade all of its underground storage tanks to meet the applicable standards and requirements and intends to expend $2.8 million over the next three years to maintain compliance. The Company has adopted a program to ensure that new gasoline installations comply with federal and state regulations and that existing locations are upgraded if required under these regulations. For a discussion of the capital expenditures planned for environmental compliance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


GOVERNMENTAL REGULATION


In addition to the laws and regulations referred to under "Environmental Compliance and Regulation," certain aspects of the Company's business are governed by federal, state and local statutes. As a franchisor, the Company is also subject to federal and state laws governing franchising, which include, among other matters, the commencement and termination of franchises.

Management believes that the Company is currently in material compliance with all applicable federal and state laws and regulations.


TRADEMARKS


The name "UNI-MART" and the Company's UNI-MART logo were registered with the U.S. Patent and Trademark Office as of May 31, 1983, and are owned by and licensed from Uni-Marts of America, Inc., a wholly owned subsidiary of the Company.


EMPLOYEES


As of September 30, 1995, the Company had approximately 2,800 employees, approximately 1,250 of which were full-time. The Company believes that its employee relations are good. None of the Company's employees are covered by a collective bargaining agreement.


ITEM 2.  PROPERTIES.


The following table sets forth certain information with respect to administrative and storage facilities owned or leased by the Company as of September 30, 1995:
                        Type of          Square
Location               Ownership         Footage       Use
--------               ---------         -------       ---
State College, PA       Leased           25,200        Administrative offices

State College, PA       Owned             5,400        Administrative offices

State College, PA       Leased            2,800        State Gas & Oil offices
                                                        and garages

Oak Hall, PA            Leased           14,400        Storage facility

Pittsburgh, PA          Leased            3,400        Regional office and
                                                        storage facility

Williamsport, PA        Leased            1,100        Regional office

Camp Hill, PA           Leased            3,700        Regional office and
                                                        storage facility

Lancaster, PA           Leased            3,000        Regional office and
                                                        storage facility

Roanoke, VA             Leased              500        Storage facility

The Company's above-referenced leased administrative offices and storage facility in State College and Oak Hall, PA are leased from HFL Corporation. HFL Corporation is controlled by Henry D. Sahakian, the Company's Chairman of the Board and Chief Executive Officer, and his brother, Daniel D. Sahakian, a

Director of the Company. The State Gas & Oil division offices and garages are leased from Unico Corporation, which is also controlled by Henry D. Sahakian and Daniel D. Sahakian.


Of the Company's 414 convenience store locations, 122 are owned by the Company, 12 are leased from affiliated parties and 280 are leased from unaffiliated parties. Most leases are for initial terms of five to ten years with renewal terms of five years available at the Company's option. Under most leases, the Company is responsible for the payment of insurance, taxes and maintenance. Of the leased locations, 11 are subleased to franchisees. Of the 280 stores leased from unaffiliated parties, 118 were leased from Getty in December 1991. These leases expire in December 1996. The Company is currently negotiating with Getty an extension of these leases. The Company also owns five gasoline service stations which are leased to unaffiliated operators. As of September 30, 1995, the Company had no stores under construction.


The Company's store leases expire as follows:
              Lease expiration date (1)              Number of facilities
              -------------------------              --------------------
                        1996                                   8
                        1997                                 124
                        1998                                   8
                        1999                                   3
                        2000 and later                       149

--------------------
(1) Most of the Company's leases have one or more renewal options at an agreed upon rental or fair market rental at the end of their initial terms. The table assumes the exercise of these renewal options.


The Company has generally renewed its leases prior to their expiration. Where renewals have not been available or the Company otherwise determines to change location, the Company generally has been able to locate acceptable alternative facilities.


The lease for the Company's executive offices in State College, Pennsylvania expires in December 2000.


Management considers all properties currently in use, owned or leased, to be in good condition, well maintained and suitable for current operations.


ITEM 3.  LEGAL PROCEEDINGS.


The Company is not a party to any pending material legal proceeding. The Company is self-insured.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


Not Applicable.


PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.


The Company's Common Stock is listed on the American Stock Exchange under the symbol "UNI." The transfer agent and registrar for shares of the Company's Common Stock is Chemical Mellon Shareholder Services, L.L.C., Ridgefield Park, New Jersey. As of December 1, 1995, the Company had 6,377,474 shares of its Common Stock outstanding.


Set forth below is a table which shows the high and low sale prices as reflected on the American Stock Exchange and dividends paid on Common Stock for each quarter in the two most recent fiscal years.

                            FIRST         SECOND          THIRD         FOURTH
                           QUARTER        QUARTER         QUARTER       QUARTER
                           -------        -------         -------       -------
1995
----
Cash Dividends per share   $.0275         $.0275          $.0275        $.0275

Price Range:
            High            6              5 7/8          5 9/16         8
            Low             4 3/4          5 1/8          5 1/4          5 3/4


                            FIRST          SECOND           THIRD       FOURTH
                           QUARTER         QUARTER         QUARTER      QUARTER
                           -------         -------         -------      -------
1994
----
Cash Dividends per share   $.0250          $.0250          $.0250       $.0250

Price Range:
            High            5 1/2           6 1/2           6 1/4        6
            Low             4 1/2           5 3/8           5 3/8        4 7/8

Effective January 1995, the Company elected to increase the quarterly dividends on its Common Stock to the rate of $.0275 per share. However, there is no assurance of future dividends because they are at the discretion of the Company's Board of Directors and are dependent on future earnings, capital requirements and financial condition. In addition, certain debt agreements may restrict the Company's ability to declare and pay dividends on Common Stock. The amount of retained earnings available for such dividends at September 30, 1995 was $5,108,200.

At December 1, 1995, the Company had approximately 460 stockholders of record of Common Stock. The Company believes that approximately 43 percent of its Common Stock is held in street or nominee names.

ITEM 6.  SELECTED FINANCIAL DATA.

                       SELECTED CONSOLIDATED FINANCIAL DATA
    (In thousands, except per share, per gallon and number of stores data)

The following table of selected consolidated financial data of the Company, except for Operating Data, has been derived from the financial statements and related notes of the Company which have been audited by Deloitte & Touche LLP,
Independent Auditors, as indicated in their report relating to the fiscal years ended 1995, 1994 and 1993, included elsewhere in this report.  The data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.
                                                  Year Ended September 30,
                                    1995        1994         1993       1992        1991
                                  --------    --------     --------   --------    --------
STATEMENTS OF EARNINGS DATA:
 Sales and other income by the
  Company and its franchisees:
   Merchandise sales              $180,343    $181,331     $185,560   $180,223    $141,082
   Gasoline sales                  143,690     132,215      130,891    118,833      94,592
   Dairy sales                           0      10,495       20,328     21,749      20,840
   Other income                      2,978       2,575        2,597      3,520       1,062
                                  --------    --------     --------   --------    --------
      Total                        327,011     326,616      339,376    324,325     257,576


 Cost of sales                     240,164     239,751      249,896    239,007     189,597
                                  --------    --------     --------   --------    --------
 Gross profit                       86,847      86,865       89,480     85,318      67,979
 Selling                            64,416      65,904       67,324     65,127      46,971
 General and administrative          6,915       6,462        6,889      6,394       6,085
 Depreciation and amortization       5,533       5,660        6,667      6,709       6,356
 Interest                            3,323       3,297        4,061      4,791       4,956
                                  --------    --------     --------   --------    --------
 Earnings before income taxes        6,660       5,542        4,539      2,297       3,611
 Income taxes                        2,506       1,877        1,417        784       1,239
                                  --------    --------     --------   --------    --------
 Net earnings                     $  4,154    $  3,665     $  3,122   $  1,513    $  2,372
                                  ========    ========     ========   ========    ========
 Earnings per share               $    .66    $    .54     $    .46   $    .22    $    .34
                                  ========    ========     ========   ========    ========
 Dividends per share              $    .11    $    .10     $    .10   $    .10    $    .45
                                  ========    ========     ========   ========    ========
 Weighted average shares             6,297       6,813        6,858      6,909       6,954
  outstanding                     ========    ========     ========   ========    ========


OPERATING DATA (CONVENIENCE STORES
 ONLY):
 Average, per store, for stores
  open two full years:
   Merchandise sales              $    448    $    441    $     426    $    420    $    418
   Gasoline sales                 $    478    $    433    $     399    $    390    $    429
   Gallons of gasoline sold            468         468          436         406         399
 Gross profit per gallon
   of gasoline                    $   .132    $   .117    $    .106    $   .108    $   .131
 Total gallons of gasoline sold    139,842     139,512      136,820     119,032      83,280
 Number of stores open at year end     414         417          444         445         339
 Stores added                            3           3            2           2           8
 Stores added by acquisition                                                141
 Stores closed                           6          30            3          37           8
BALANCE SHEET DATA:
 Working capital                  $  2,330    $    981     $  2,923    $  2,552    $  3,115
 Total assets                       95,670      93,036      105,353     104,089      97,035
 Long-term obligations              33,343      32,954       40,028      45,781      45,985
 Stockholders' equity               32,579      28,803       29,222      26,627      26,005

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The Company's revenues are derived primarily from sales of merchandise and gasoline at its 414 convenience stores. In recent years the sale of gasoline has become an increasingly significant part of the Company's revenues. Gasoline sales as a percentage of total revenues have increased from 38.5% in fiscal year 1993 to 40.5% in fiscal year 1994 to 43.9% in fiscal year 1995. Average gasoline sales per store, for stores open two full years, have increased from approximately $399,000 in fiscal year 1993 to approximately $433,000 in fiscal year 1994 to approximately $478,000 in fiscal year 1995, largely as a result of the increase in the selling price per gallon. While the Company expects to sell more gallons as it implements its strategy of adding high-volume gasoline pumpers, the price of gasoline can be volatile, and there can be no assurance that sales of an increased number of gallons will result in higher revenues.


Average merchandise sales per store, for stores open two full years, have increased from approximately $426,000 in year 1993 to approximately $441,000 in fiscal year 1994 and approximately $448,000 in fiscal year 1995. This merchandise sales growth trend is primarily the result of increased sales of branded fast-food items and the enhancement of in-store traffic building services, such as lottery tickets, money orders, utility bill collections and free check cashing. The Company intends to continue to add fast-food units to its stores as well as other services designed to enhance in-store traffic, including ATMs. Tobacco sales represented 25.7% and 26.5% of total merchandise sales in fiscal years 1994 and 1995, respectively. Over the last two fiscal years, the Company has experienced decreases in cigarettes sold. In addition, there has been volatility in selling prices as a result of competition among cigarette manufacturers. Since the Company expects this volatility to continue, it has sought increased sales of other merchandise to offset the uncertainty in cigarette sales.


The Company has grown primarily through acquisitions of groups of convenience stores. In fiscal year 1989, the Company acquired 65 stores from Handy Markets, Inc. and 23 stores from Foodcraft, Inc. In fiscal year 1992, the Company consummated an acquisition of 141 convenience stores from Getty. Following acquisitions, the Company consolidates by closing redundant or underperforming stores. As part of the Getty acquisition, the Company added 16 franchised stores, bringing to 50 the total number of franchised stores operated by the Company. Periodically, the Company has converted franchised stores to Company-operated locations. In general, the Company does not intend to expand the number of franchised stores it operates, except in connection with acquisitions or other special circumstances.


In connection with the Company's strategy to focus on expanding its convenience stores, the Company made a strategic decision to dispose of its dairy operation. In April 1994, it consummated the sale of the dairy operation for approximately $6.4 million. The cash proceeds of the sale were primarily used for capital expenditures, including remodeling, modernizing stores and adding branded fast-food units.

Convenience stores selling gasoline have been heavily affected by environmental regulations principally concerning underground storage tanks, which require large capital expenditures in order to achieve compliance. In the late 1980s, the Company made significant expenditures to meet, and exceed, applicable standards. Management believes that the Company is currently in compliance with all applicable federal and state environmental laws and regulations and expects to make minimal expenditures in the future to maintain compliance. In addition, the Company has adopted a program to ensure that new gasoline installations comply with federal and state regulations.

RESULTS OF OPERATIONS


The following table sets forth the percentage relationship of certain expense items to total revenues. Since the Company's franchise agreements for 28 of the Company's 39 franchise locations permit the Company to exercise complete control over the operations of these 28 franchised stores and the Company bears the attendant risks of ownership, the results of operations include sales and related cost of sales of stores operated by these franchisees. It should be noted that the primary factors influencing the percentage relationship of cost of sales to revenues are the volatility of gasoline prices and the proportional increase in the number of stores selling gasoline. On a percentage basis, the gross profit on gasoline sales is significantly less than the gross profit on merchandise sold in the convenience stores.

                                                 Year Ended September 30,
                                             1995         1994          1993
                                            ------       ------        ------
Revenues:
  Merchandise sales                          55.2%        55.5%         54.7%
  Gasoline sales                             43.9         40.5          38.5
  Dairy sales                                 0.0          3.2           6.0
  Other income                                0.9          0.8           0.8
                                            -----        -----         -----
Total revenues                              100.0        100.0         100.0
Cost of sales                                73.4         73.4          73.6
                                            -----        -----         -----
Gross profit:
  Merchandise (as a percentage of
   merchandise sales)                        36.0         35.4          35.3
  Gasoline (as a percentage of
   gasoline sales)                           13.2         12.9          11.5
  Dairy products (as a percentage of
   dairy sales)                               0.0         29.8          31.4

Total gross profit                           26.6         26.6          26.4

Costs and expenses:
  Selling                                    19.7         20.2          19.9
  General and administrative                  2.1          2.0           2.0
  Depreciation and amortization               1.7          1.7           2.0
  Interest                                    1.0          1.0           1.2
                                            -----        -----         -----
Total expenses                               24.5         24.9          25.1
                                            -----        -----         -----
Earnings before income taxes                  2.1          1.7           1.3
Income taxes                                  0.8          0.6           0.4
                                            -----        -----         -----
Net earnings                                  1.3%         1.1%          0.9%
                                            =====        =====         =====

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

The Company opened one new store during fiscal year 1995 and rebuilt two locations. The Company also closed six locations in fiscal year 1995, including three franchised locations. Total revenues were $327.0 million in fiscal year 1995 compared to $326.6 million in fiscal year 1994. Fiscal year 1994 revenues included $10.5 million of dairy sales which were not included in fiscal year 1995 since the Company's dairy operation was sold on April 1, 1994. Exclusive of dairy sales, total revenues increased 3.4% from fiscal year 1994 to fiscal year 1995.


Because the Company had fewer stores in operation, merchandise sales decreased by $987,000, or 0.5%, from $181.3 million in fiscal year 1994 to $180.3 million in fiscal year 1995. Merchandise sales at comparable stores increased 0.9%.


Gasoline sales increased $11.5 million, or 8.7%, from $132.2 million in fiscal year 1994 to $143.7 million in fiscal year 1995. The gasoline sales increase is due primarily to higher retail selling prices per gallon sold.


Gross profits on merchandise sales in fiscal year 1995 were $725,000 higher compared to fiscal year 1994 due to higher gross profit rates. As a percentage of merchandise revenues, gross profits increased from 35.4% in fiscal year 1994 to 36.0% in fiscal year 1995, primarily as a result of a differing mix of merchandise sold, which included higher-margin items such as branded fast food.


Gross profits on gasoline sales increased by $2.0 million, or 11.6%, in fiscal year 1995 compared to fiscal year 1994 as a result of an increase in gross profits per gallon sold at the Company's convenience stores, from $0.117 in fiscal year 1994 to $0.132 in fiscal year 1995, which resulted from favorable trends in wholesale gasoline price fluctuations. As a percentage of gasoline revenues, gross profits increased from 12.9% in fiscal year 1994 to 13.2% in fiscal year 1995.


Other income, consisting primarily of rental income, promotional allowances and franchise royalties, increased from $2.6 million in fiscal year 1994 to $3.0 million in fiscal year 1995. The increase was primarily due to a higher level of promotional allowances, which offset decreases in other components of other income.


Total operational expenses attributable to the Company's dairy operation decreased from $2.6 million in fiscal year 1994 to no expense in fiscal year 1995. Excluding such expenses, selling expenses in fiscal 1995 of $64.4 million were $702,000, or 1.1%, higher than fiscal year 1994 selling expenses of $63.7 million. This increase is the result of increased convenience store expenses. General and administrative expense increased $453,000, or 7.0%, primarily due to increased employee compensation and incentive programs. Depreciation and amortization decreased by $127,000, or 2.2%, reflecting the expense reduction due to the April 1994 dairy sale offset by additional depreciation of convenience store capital improvements. Interest expense remained relatively level as lower borrowing levels were offset by higher interest rates.

As a result of the factors mentioned above, earnings before income taxes in fiscal year 1995 increased by $1.1 million, or 20.2%, from $5.5 million in fiscal year 1994 to $6.7 million in fiscal year 1995. Income taxes increased by $629,000 due to higher pre-tax income and a reduced level of tax credits. Net earnings grew by $489,000 from $3.7 million, or $0.54 per share, in fiscal year 1994 to $4.2 million, or $0.66 per share, in fiscal year 1995.


FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993

The Company opened three new stores during fiscal year 1994 and closed 30 underperforming stores, including two franchised locations. In addition, two franchised locations were converted to Company-operated stores, and one Company-operated store was converted to a franchised location. In addition, the Company sold its dairy operation if fiscal year 1994. Total non-dairy revenues in fiscal year 1994 were $316.1 million compared to $319.0 in fiscal year 1993, representing a decrease of $2.9 million, or 0.9%.


Due to the Company's closing of underperforming stores in the consolidation following the Getty acquisition, merchandise sales declined by $4.2 million, or 2.3%, from $185.5 million in fiscal year 1993 to $181.3 million in fiscal year 1994. Merchandise sales at comparable stores remained essentially the same.


Total gasoline sales increased from $130.9 million in fiscal year 1993 to $132.2 million in fiscal year 1994, representing an increase of $1.3 million, or 1.0%, due to the sale of an additional 2.7 million gallons of gasoline at the Company's convenience stores.


Gross profits on merchandise sales declined by $1.3 million in fiscal year 1994 compared to 1993 due to lower sales volume resulting from the closing of underperforming stores in connection with consolidation of the Getty acquisition. As a percentage of revenues, gross profits on merchandise sales remained constant from fiscal year 1993 to fiscal year 1994.


Gasoline gross profits increased by $2.0 million, or 13.2%, in fiscal year 1994 due to the sale of additional gallons and an increase in gross profit per gallon sold at the Company's convenience stores, from $0.106 in fiscal year 1993 to $0.117 in fiscal year 1994, which resulted from favorable trends in wholesale gasoline price fluctuations. As a percentage of gasoline revenues, gross profits on gasoline sales increased from 11.5% in fiscal year 1993 to 12.9% in fiscal year 1994.


Total operational expenses attributable to the Company's dairy operation decreased from $5.0 million in fiscal year 1993 to $2.6 million in fiscal year 1994 due to the sale of such operation. Excluding such expenses, selling expenses increased $461,000, or 0.7%, from $63.2 million in fiscal year 1993 compared to $63.7 million in fiscal year 1994, reflecting increased selling expenses in the convenience store operation. General and administrative expenses declined by $427,000, or 6.2%, also due primarily to the sale of the dairy operation. Depreciation and amortization decreased by $1,006,000, or 15.1%, due to various factors including the sale of the dairy operation. Interest expense declined by $765,000, or 18.8%, as a result of lower borrowing levels.
                                        20

Earnings before income taxes in fiscal year 1994 of $5.5 million were higher than in fiscal year 1993 by $1.0 million, or 22.1%. Income taxes were $460,000 higher in fiscal year 1994 due to higher pre-tax income and an increased effective tax rate from increased state income taxes and reduced tax credits. Net earnings increased from $3.1 million, or $0.46 per share, in fiscal year 1993 to $3.7 million, or $0.54 per share, in fiscal year 1994.


SEASONALITY AND QUARTERLY RESULTS


The Company's business has been subject to moderate seasonal influences with higher sales in the third and fourth fiscal quarters of each year, since customers tend to purchase more convenience items, such as ice, beverages and fast food, and more gasoline during the warmer months. Due to adverse weather conditions, merchandise sales for the second fiscal quarter have generally been lower than other quarters. However, because of price volatility, gasoline profit margins fluctuate significantly throughout the year.


The following table represents certain earnings data for the Company for the last eight fiscal quarters:

                                               (In thousands, except per share data)

                                                               Quarter Ended
                         ---------------------------------------------------------------------------------------
                         Dec. 30,   Mar. 31,    June 30,   Sep. 30,   Dec. 29,   Mar. 30,   June 29,    Sep. 30,
                           1993       1994        1994       1994       1994       1995       1995        1995
                         --------   --------    --------   --------   --------   --------   --------    --------
Revenues:
  Merchandise sales      $44,226    $41,499     $47,632    $47,974    $43,608    $40,163    $46,479     $50,093
  Gasoline sales          34,033     29,529      32,200     36,453     35,749     32,299     37,049      38,593
  Dairy sales              5,193      5,302           0          0          0          0          0           0
  Other income               694        400         631        850        547        689      1,398         344
                         -------    -------     -------    -------    -------    -------    -------     -------
Total revenues            84,146     76,730      80,463     85,277     79,904     73,151     84,926      89,030

Cost of sales             61,279     55,552      59,927     62,993     58,421     52,645     63,176      65,922
                         -------    -------     -------    -------    -------    -------    -------     -------
Gross profit              22,867     21,178      20,536     22,284     21,483     20,506     21,750      23,108

Costs and expenses:
  Selling                 16,910     16,708      15,920     16,366     15,628     15,783     16,444      16,561
  General &
   administrative          1,694      1,716       1,515      1,537      1,631      1,638      1,831       1,815
  Depreciation &
   amortization            1,530      1,476       1,328      1,326      1,337      1,346      1,386       1,464
  Interest                   859        816         792        830        787        833        796         907
                         -------    -------     -------    -------    -------    -------    -------     -------
Earnings before income
 taxes                     1,874        462         981      2,225      2,100        906      1,293       2,361

Income taxes                 657         (7)        287        940        756        345        500         905
                         -------    -------     -------    -------    -------    -------    -------     -------
Net earnings             $ 1,217    $   469     $   694    $ 1,285    $ 1,344    $   561    $   793     $ 1,456
                         =======    =======     =======    =======    =======    =======    =======     =======
Earnings per share       $  0.18    $  0.07     $  0.10    $  0.19    $  0.21    $  0.09    $  0.13     $  0.23
                         =======    =======     =======    =======    =======    =======    =======     =======
Weighted average
 shares outstanding        6,891      6,908       6,814      6,643      6,279      6,291      6,303       6,316
                         =======    =======     =======    =======    =======    =======    =======     =======

LIQUIDITY AND CAPITAL RESOURCES


Net cash provided by operating activities was $10.8 million for the year ended September 30, 1995, as compared to $9.1 million for fiscal year 1994. The increase was principally due to higher net income in 1995.


Net cash used in investing activities was $8.3 million for fiscal year 1995 as compared to $1.0 million for fiscal year 1994. The Company used the proceeds of the sale of the dairy operation for remodeling, modernizing stores and adding branded fast-food units. Purchases of property, equipment and improvements, consisting primarily of remodeling existing stores and purchasing new land, were $8.6 million in fiscal year 1995 and $5.1 million in fiscal year 1994. Cash flows from investing activities in fiscal year 1994 included the sale of the dairy operation.


Net cash used by financing activities was $3.7 million in fiscal year 1995 as compared to $9.4 million in fiscal year 1994, principally representing principal payments on debt and the purchase of treasury stock in fiscal year 1994.


Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not require large amounts of working capital. The Company has budgeted approximately $17 million in fiscal year 1996 for capital expenditures, including construction of new stores, and environmental compliance and anticipates debt and capital lease payments of approximately $3.4 million in fiscal year 1996. The Company believes that the cost of constructing a prototypical store is approximately $500,000, although additional costs to acquire land may vary considerably.


On December 26, 1995, the Company signed an agreement with its bank group to borrow $10 million on an interest-only basis for a period of three years. Proceeds from the loan will be used to complete major remodels, including adding branded fast-food units to existing stores, upgrading gasoline dispensing facilities to high-volume pumping units, and new store construction. In addition, the Company has available $14.8 million under existing credit agreements at September 30, 1995, including the $10.0 million loan. The Company anticipates that cash presently available and cash generated from operations will be sufficient to fulfill its cash requirements in fiscal year 1996 and for the foreseeable future.


IMPACT OF INFLATION


The Company believes that inflation has not had a material effect on its results of operations in recent years. Generally, increases in the Company's cost of merchandise can be quickly reflected in higher prices of goods sold. However, upward movement of gasoline costs may have short-term negative effects on profit margins, since the Company's ability to raise gasoline prices can be limited by competition from other self-service gasoline outlets. In addition, fluctuation of gasoline prices can limit the ability of the Company to maintain stable gross margins.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                             INDEPENDENT AUDITORS' REPORT
                             ----------------------------


The Board of Directors and Stockholders
Uni-Marts, Inc.
State College, Pennsylvania


We have audited the accompanying consolidated balance sheets of Uni-Marts, Inc. and subsidiaries, (the "Company"), as of September 30, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Uni-Marts, Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.




/S/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
October 23, 1995
(December 26, 1995, as to Note M)

                           UNI-MARTS, INC. AND SUBSIDIARIES
                           --------------------------------
                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------


                                                          September 30,
                                                     1995               1994
                                                 ------------       ------------
     A S S E T S
     -----------
CURRENT ASSETS:
  Cash                                           $ 7,325,513        $ 8,533,265
  Marketable equity securities (at market in
    1995, cost $483,800; at cost in 1994,
    market $582,900)                                 434,508            572,166
  Accounts receivable - less allowances of
    $123,800 and $582,100                          2,411,984          2,168,649
  Inventories                                     15,564,752         15,108,457
  Prepaid expenses and other                       2,449,354          2,019,255
                                                 -----------        -----------
    TOTAL CURRENT ASSETS                          28,186,111         28,401,792


PROPERTY, EQUIPMENT AND IMPROVEMENTS -
  at cost, less accumulated depreciation
    and amortization of $37,414,200 and
    $32,956,200                                   60,258,913         56,883,848


NET INTANGIBLE AND OTHER ASSETS                    7,224,839          7,750,798
                                                 -----------        -----------
    TOTAL ASSETS                                 $95,669,863        $93,036,438
                                                 ===========        ===========


                           UNI-MARTS, INC. AND SUBSIDIARIES
                           --------------------------------
                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------
                                      (Continued)

                                                         September 30,
                                                    1995               1994
                                                ------------       ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                               $15,915,088        $14,440,175
  Accrued expenses                                 6,560,360          6,030,584
  Current maturities of long-term debt             3,272,958          6,851,260
  Current obligations under capital leases           108,053             98,864
                                                 -----------        -----------
    TOTAL CURRENT LIABILITIES                     25,856,459         27,420,883

LONG-TERM DEBT, less current maturities           32,616,236         32,121,021

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                            726,545            833,400

DEFERRED TAXES                                     2,876,400          2,806,800

DEFERRED INCOME AND OTHER LIABILITIES              1,015,521          1,051,311

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 a share:
    Authorized 15,000,000 shares
    Issued 7,042,886 and 6,996,498
    shares, respectively                             704,289            699,650

  Additional paid-in capital                      23,134,580         22,897,804

  Retained earnings                               12,494,863          9,035,050
                                                 -----------        -----------
                                                  36,333,732         32,632,504
  Less treasury stock, at cost - 697,421
    and 722,238 shares of Common Stock,
    respectively                                (  3,755,030)      (  3,829,481)
                                                 -----------        -----------
                                                  32,578,702         28,803,023
                                                 -----------        -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $95,669,863        $93,036,438
                                                 ===========        ===========



                    See notes to consolidated financial statements

                           UNI-MARTS, INC. AND SUBSIDIARIES
                           --------------------------------
                          CONSOLIDATED STATEMENTS OF EARNINGS
                          -----------------------------------


                                            Year Ended September 30,
                                   1995               1994              1993
                               ------------       ------------      ------------
REVENUES:
  Merchandise sales            $180,343,639       $181,330,700      $185,559,721
  Gasoline sales               143,689,680        132,215,444       130,891,466
  Dairy sales                             0         10,494,832        20,327,614
  Other income                    2,978,052          2,574,932         2,596,949
                               ------------       ------------      ------------
                                327,011,371        326,615,908       339,375,750
                               ------------       ------------      ------------
COSTS AND EXPENSES:
  Cost of sales                 240,164,720        239,750,829       249,895,796
  Selling                        64,416,108         65,904,333        67,324,304
  General and administrative      6,915,288          6,462,162         6,888,880
  Depreciation and amortization   5,532,744          5,659,881         6,666,233
  Interest                        3,322,550          3,296,480         4,061,374
                               ------------       ------------      ------------
                                320,351,410        321,073,685       334,836,587
                               ------------       ------------      ------------
EARNINGS BEFORE INCOME TAXES      6,659,961          5,542,223         4,539,163

INCOME TAXES                      2,506,200          1,877,100         1,417,000
                               ------------       ------------      ------------
NET EARNINGS                   $  4,153,761       $  3,665,123      $  3,122,163
                               ============       ============      ============
EARNINGS PER SHARE                  $.66               $.54              $.46
                                    ====               ====              ====
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING       6,297,362          6,813,408         6,857,757
                                  =========          =========         =========















                   See notes to consolidated financial statements

                                        UNI-MARTS, INC. AND SUBSIDIARIES
                                        --------------------------------
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 -----------------------------------------------
                                      Common Stock
                                     Par Value $.10
                                         a share
                                  Authorized 15,000,000    Additional
                                          Shares            Paid-in         Retained         Treasury Stock
                                   Shares       Amount      Capital         Earnings      Shares        Amount
                                  ---------    --------   -----------      ----------     -------     ----------
Balance - October 1, 1992         6,963,498    $696,350   $22,737,345      $ 3,607,071    126,649    ($  413,676)

  Issuance of common stock           10,000       1,000        20,543                    ( 34,600)       137,528

  Net earnings                                                               3,122,163

  Dividends ($.10 per share)                                              (    686,345)
                                  ---------    --------   -----------      -----------    -------     ----------
Balance - September 30, 1993      6,973,498     697,350    22,757,888        6,042,889     92,049    (   276,148)

  Purchase of treasury stock                                                              661,670    ( 3,647,779)

  Issuance of common stock           23,000       2,300       139,916                    ( 31,481)        94,446

  Net earnings                                                               3,665,123

  Dividends ($.10 per share)                                              (    672,962)
                                  ---------    --------   -----------      -----------    -------     ----------
Balance - September 30, 1994      6,996,498     699,650    22,897,804        9,035,050    722,238    ( 3,829,481)

  Issuance of common stock           46,388       4,639       236,776                    ( 24,817)        74,451

  Net earnings                                                               4,153,761

  Dividends ($.11 per share)                                              (    693,948)
                                  ---------    --------   -----------      -----------    -------     ----------
Balance - September 30, 1995      7,042,886    $704,289   $23,134,580      $12,494,863    697,421    ($3,755,030)
                                  =========    ========   ===========      ===========    =======     ==========
























                                 See notes to consolidated financial statements

                                 UNI-MARTS, INC. AND SUBSIDIARIES
                                 --------------------------------
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -------------------------------------

                                                       Year Ended September 30,
                                                1995             1994             1993
                                             -------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others    $326,516,241    $328,770,047    $338,285,238
  Cash paid to suppliers and employees      ( 309,676,039)  ( 314,018,227)  ( 318,989,824)
  Net receipts for sales and purchases
   of trading equity securities                    45,267
  Dividends and interest received                 112,393         235,198         222,913
  Interest paid                             (   3,258,761)  (   3,342,457)  (   4,284,126)
  Income taxes paid                         (   2,862,500)  (   2,488,500)  (   2,532,000)
                                             ------------    ------------    ------------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                10,876,601       9,156,061      12,702,201

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from sale of capital assets            297,939       4,195,118         217,931
  Purchase of property, equipment and
   improvements                             (   8,637,466)  (   5,112,481)  (   2,188,287)
  Net receipts (payments) for sales and
   purchases of marketable securities                             231,849   (     115,544)
  Additional borrowing - note receivable
   from officer                                                             (      72,495)
  Cash advanced for intangible and
   other assets                             (     260,965)  (     368,112)  (     349,987)
  Cash received for intangible and
   other assets                                   250,112          47,960          16,976
                                             ------------    ------------    ------------
    NET CASH USED IN INVESTING ACTIVITIES   (   8,350,380)  (   1,005,666)  (   2,491,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit
   agreement                                                                    2,000,000
  Additional long-term borrowings                 250,000                      21,388,981
  Principal payments on debt                (   3,430,753)  (   7,100,539)  (  26,106,880)
  Purchases of treasury stock                               (   1,684,734)
  Proceeds from issuance of common stock          140,728          62,000          26,562
  Dividends paid to stockholders            (     693,948)  (     672,962)  (     686,345)
                                             ------------    ------------    ------------
    NET CASH USED BY FINANCING ACTIVITIES   (   3,733,973)  (   9,396,235)  (   3,377,682)
                                             ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH             (   1,207,752)  (   1,245,840)      6,833,113

CASH AT BEGINNING OF PERIOD                     8,533,265       9,779,105       2,945,992
                                             ------------    ------------    ------------
CASH AT END OF PERIOD                        $  7,325,513    $  8,533,265    $  9,779,105
                                             ============    ============    ============

                                 UNI-MARTS, INC. AND SUBSIDIARIES
                                 --------------------------------
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -------------------------------------
                                                   (Continued)

                                                      Year Ended September 30,
                                                1995            1994            1993
                                             -----------     ----------      -----------
RECONCILIATION OF NET EARNINGS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:

NET EARNINGS                                 $ 4,153,761     $3,665,123      $ 3,122,163

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization               5,532,744      5,659,881        6,666,233
   Net unrealized holding loss on trading
    securities                                    49,251
   Gain on sale of marketable securities                    (   120,515)    (     33,425)
   Loss on sale of capital assets and other      143,668        280,651          213,159
   Change in assets and liabilities:
    (Increase) decrease in:
      Marketable equity securities                88,407
      Accounts receivable                   (    243,335)     2,594,958     (    653,018)
      Inventories                           (    456,295)     1,413,586        1,934,046
      Prepaid expenses                      (      4,199)       499,954          613,522
    Increase (decrease) in:
      Accounts payable and accrued expenses    2,004,689    ( 4,114,311)       1,991,584
      Deferred income taxes and other
       liabilities                          (    392,090)   (   723,266)    (  1,152,063)
                                             -----------     ----------      -----------
   TOTAL ADJUSTMENTS TO NET EARNINGS           6,722,840      5,490,938        9,580,038
                                             -----------     ----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES    $10,876,601     $9,156,061      $12,702,201
                                             ===========     ==========      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

During fiscal 1994, the Company accepted $1,308,000 worth of the Company's Common Stock as repayment of a note receivable from an officer. (See Note G)










                    See notes to consolidated financial statements
                                        29

                             UNI-MARTS, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
      ------------------------------------------

      The Company is an independent operator of convenience stores located in Pennsylvania, Virginia, New York, New Jersey, Delaware and Maryland.

      (1) Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

      (2) Marketable Equity Securities -- The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") effective October 1, 1994. SFAS 115 requires the Company to account for debt and equity securities based on the classification into one of three categories: held-to-maturity, available-for-sale, or trading. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities.

             All securities held by the Company are classified as trading. These securities are carried at their market value which was specifically identified using published quotes as of the last day of business on September 30, 1995. Unrealized holding losses for trading securities of $30,800, net of taxes of $18,500, are included in earnings.

      (3) Inventories -- The Company values its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method. Gasoline inventories are valued at the lower of cost (first-in, first-out method) or market.

      (4) Property, Equipment and Improvements -- Depreciation and amortization are calculated using the straight-line method over the useful lives of the related assets. Amortization of improvements to leased properties is based on the remaining terms of the leases or the estimated useful lives of such improvements, whichever is shorter.

      ------------------------------------------------------

      (5) Intangible and Other Assets -- Intangible and other assets consist of the following:

                                                      September 30,
                                                   1995                1994
                                               -----------         -----------
          Goodwill                             $ 6,498,671         $ 6,498,671
          Lease acquisition costs                1,639,505           1,674,483
          Non-competition agreements             1,213,040           1,213,040
          Other                                  1,694,767           1,647,520
                                               -----------         -----------
                                                11,045,983          11,033,714
          Less accumulated amortization          3,821,144           3,282,916
                                               -----------         -----------
                                               $ 7,224,839         $ 7,750,798
                                               ===========         ===========

             Goodwill represents the excess of costs over the fair value of net assets acquired in business combinations and is amortized on a straight-line basis over periods of 5 to 40 years. Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms. Non-competition agreements are amortized over the terms of the particular agreements. It is the Company's policy to periodically review and evaluate the recoverability of the intangible assets by assessing current and future profitability and cash flows and to determine whether the amortization of the balances over their remaining lives can be recovered through expected future results and cash flows.

      (6) Self-Insurance Reserves -- The Company assumes the risks for general liability and workers' compensation insurance exposures up to certain loss thresholds set forth in separate insurance contracts. In fiscal 1994, the Company had assumed risks for health insurance exposures; however, on May 1, 1995, the Company entered into a commercial contract transferring the risks of its health insurance exposure to a third party. The Company has established self-insurance reserves for these risks using actuarial valuations provided by independent companies which are recorded on a present value basis. At September 30, 1995 and 1994, the Company had self-insurance reserves totaling $2,705,600 and $2,068,200, respectively.

      (7) Income Taxes -- The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). SFAS 109 requires the Company to compute deferred taxes on the difference between the financial statement and tax basis of assets and liabilities using enacted rates.

      ------------------------------------------------------

      (8) Operations -- The Company operates 414 convenience stores, 39 of which are operated by franchisees (46 in 1994 and 49 in 1993). During fiscal 1995, the results of operations include sales and costs of sales of 28 of these franchisees for which the Company exercises complete control and bears the attendant risks of ownership (33 in 1994 and 35 in 1993). Net sales of stores operated by these franchisees were $13,057,200 (1995), $14,163,600
             (1994) and $15,286,800 (1993).

      (9) Earnings Per Share -- Earnings per share are calculated based on the weighted average number of shares of common stock outstanding. Common stock equivalents were not considered in the computation of earnings per share as the effect was not significant to the Company.

      (10) Reclassifications -- Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the classifications used in 1995.


B.    PROPERTY, EQUIPMENT AND IMPROVEMENTS - AT COST:
      ----------------------------------------------
                                                                       Estimated
                                          September 30,                 Life in
                                     1995                1994              Years
                                -----------         -----------       ----------
       Land                     $14,823,317         $13,162,045
       Buildings                 34,952,245          33,043,184           30-35
       Machinery and equipment   34,823,917          31,347,942            3-20
       Capitalized property and
        equipment leases          1,643,775           1,643,775            5-25
       Leasehold improvements    10,575,655           9,715,947            1-20
       Construction in progress     854,219             927,109
                                -----------         -----------
                                 97,673,128          89,840,002
       Less accumulated depreci-
         ation and amortization  37,414,215          32,956,154
                                -----------         -----------
                                $60,258,913         $56,883,848
                                ===========         ===========


C.    INTERIM CREDIT FACILITIES:
      -------------------------

      The Company has a $13.5 million revolving credit agreement with a bank group at the bank's prime rate or a fixed rate option at the Company's election, with a maximum of $3.5 million available for issuance of letters of credit. The revolving credit facility is committed for a two-year period expiring February 28, 1997 or a later date as approved by the bank group. At September 30, 1995, borrowings of $6.0 million and letters of credit of $2.7 million were outstanding under the agreement.

D.    LONG-TERM DEBT:
      --------------
                                                             September 30,
                                                           1995         1994
                                                        -----------  -----------
      Term Loan.  Interest is paid at least quarterly.
         Principal on the note will be repaid in
         16 quarterly installments beginning
         October 31, 1997.  The interest rate was
         8.125% at September 30, 1995.                  $16,741,488  $16,805,316

      Senior Notes of the Company.  Interest is
         paid in semiannual installments at a
         blended rate of 10.500%.  Principal on the
         notes will be repaid in seven semiannual
         installments.                                   10,636,735   13,703,402

      Revolving Credit Agreement.  Interest is paid
         quarterly.  At September 30, 1995, the
         interest rate was 8.750%.  (See Note C)          6,000,000    6,000,000

      Mortgage Loans Payable. Paid in monthly
         installments expiring in years 1997 through
         2004 with interest ranging from the bank's prime
         rate to the bank's prime rate plus one-half
         percent.  The blended interest rate was
         9.064% at September 30, 1995.                    2,262,297    2,460,328

      Loans Payable.  Paid in monthly installments
         expiring in 2010.  The interest rate was
         9.000% at September 30, 1995.                      248,674

      Various Equipment Financing.  Repaid in fiscal
         1995.                                                             3,235
                                                        -----------  -----------
                                                         35,889,194   38,972,281
      Less current maturities                             3,272,958    6,851,260
                                                        -----------  -----------
                                                        $32,616,236  $32,121,021
                                                        ===========  ===========

      The mortgage loans are collateralized by $6,755,600 of property at cost.

      Aggregate maturities of long-term debt during the next five years, including payments due in connection with the senior notes and the term loan are as follows: (See Note M)

           September 30,
               1996                          $ 3,273,000
               1997                           10,138,700
               1998                            7,443,400
               1999                            6,071,100
               2000                            4,605,100
                                             -----------
                                             $31,531,300
                                             ===========

      --------------------------
      Certain of the Company's debt agreements contain covenants which provide for the maintenance of minimum working capital and net worth as well as limitations on future indebtedness, sales and leasebacks and dispositions of assets. These agreements may restrict the Company's ability to declare and pay dividends on common stock. The amount of retained earnings available for such dividends at September 30, 1995 was $5,108,200.


E.    COMMITMENTS AND CONTINGENCIES:
      -----------------------------

      (1) Leases - The Company leases its corporate headquarters, a majority of its store locations and certain equipment. Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at September 30, 1995 are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses. Rental income in connection with the sublease of certain properties is also provided. Such rental income was $1,075,700 in 1995, $1,086,900 in 1994, and
           $1,071,600 in 1993.

                                                                       Sublease
                                Capital           Operating             Rental
                                Leases             Leases               Income
                               ----------        -----------          ----------
      1996                     $  216,800        $10,070,800          $1,125,400
      1997                        196,400          5,073,700             550,200
      1998                        167,700          3,267,700             387,000
      1999                        132,100          2,110,200             173,400
      2000                        139,900          1,613,900             115,500
      Thereafter                  541,000          6,903,700             244,000
                               ----------        -----------          ----------
      Total future minimum
        lease payments          1,393,900        $29,040,000          $2,595,500
      Less amount representing                   ===========          ==========
        interest                  559,300
                               ----------
      Present value of future
        payments                  834,600
      Less current obligations    108,100
                               ----------
                               $  726,500
                               ==========

      Rental expense under operating leases was as follows:

                                          Year Ended September 30,
                                      1995             1994              1993
                                   -----------      -----------      -----------
      Minimum rentals              $10,537,700      $10,503,400      $10,349,200
      Contingent rentals                98,800           87,500           90,000
                                   -----------      -----------      -----------
                                   $10,636,500      $10,590,900      $10,439,200
                                   ===========      ===========      ===========

      -----------------------------------------

      (2) Change of Control Agreements - The Company has change of control agreements with its four executive officers pursuant to which each executive officer will receive remuneration of 2.99 times his base compensation if his employment is terminated due to a change of control as defined in the agreements. Remuneration which might be payable under these agreements has not been accrued in the consolidated financial statements as a change of control has not occurred.


F.    INCOME TAXES:
      ------------

      The provision for income taxes includes the following:

                                             Year Ended September 30,
                                        1995           1994           1993
                                     ----------     ----------     ----------
      Current tax expense:
       Federal                       $2,572,100     $2,129,600     $2,276,600
       State                            290,100        358,900        255,400
                                     ----------     ----------     ----------
                                      2,862,200      2,488,500      2,532,000
                                     ----------     ----------     ----------
      Deferred tax expense:
       Federal                      (   213,900)   (   343,300)   (   800,400)
       State                        (   142,100)   (   268,100)   (   314,600)
                                     ----------     ----------     ----------
                                    (   356,000)   (   611,400)   ( 1,115,000)
                                     ----------     ----------     ----------
                                     $2,506,200     $1,877,100     $1,417,000
                                     ==========     ==========     ==========

      Deferred tax liabilities (assets) are comprised of the following at September 30:
                                        1995           1994           1993
                                     ----------     ----------     ----------
      Depreciation                   $3,512,500     $3,460,800     $3,981,800
                                     ----------     ----------     ----------
      Gross deferred tax
        liabilities                   3,512,500      3,460,800      3,981,800
                                     ----------     ----------     ----------
      Insurance reserves            ( 1,120,100)   (   766,400)   (   590,000)
      Capital leases                (   119,600)   (   130,700)   (   158,400)
      Deferred compensation         (   211,900)   (   171,500)   (   135,700)
      Deferred income               (    91,600)   (   173,800)   (   261,700)
      Intangible assets             (   155,000)   (   132,300)
      Deferred tax payments         (    96,200)
      Other                         (   100,900)   (   112,600)   (   251,100)
                                     ----------     ----------     ----------
      Gross deferred tax
        assets                      ( 1,895,300)   ( 1,487,300)   ( 1,396,900)
                                     ----------     ----------     ----------
                                     $1,617,200     $1,973,500     $2,584,900
                                     ==========     ==========     ==========
                                        35

      ------------------------

      The financial statements include noncurrent deferred tax liabilities of $2,876,400 and $2,806,800 in 1995 and 1994, respectively, and current deferred tax assets of $1,259,200 and $833,300, which are included in prepaid expenses and other. No valuation allowance is required because, based upon the weight of available evidence, it is more likely than not that all of the deferred tax assets will be realized.

      A reconciliation of the provision for income taxes to an amount determined by application of the statutory federal income tax rate follows:

                                             Year Ended September 30,
                                        1995          1994          1993
                                     ----------    ----------    ----------
      Statutory rate                 $2,264,400    $1,884,400    $1,543,300
      Increase (decrease)
       resulting from:
          Tax credits                             (    82,500)  (   184,800)
          Nondeductible items            83,000        76,800       114,000
          State taxes (net)              97,700        59,900   (    39,100)
          Other (net)                    61,100   (    61,500)  (    16,400)
                                     ----------    ----------    ----------
      Tax provision                  $2,506,200    $1,877,100    $1,417,000
                                     ==========    ==========    ==========


G.    RELATED PARTY TRANSACTIONS:
      --------------------------

      On September 2, 1994, the Company purchased 315,000 shares of its Common Stock from Henry D. Sahakian, Chairman of the Company's Board, at $5.25 per share. The closing price of the Company's Common Stock on the American Stock Exchange on that date was $5.375 per share. On this date, amounts due to the Company from Mr. Sahakian of $1,308,000 were paid.

      Certain directors and officers of the Company are also directors, officers and shareholders of Unico Corporation ("Unico"), formerly the Company's parent, and other affiliated companies. The following is a summary of significant transactions with these entities:

      (1) The Company leases seven stores and certain other locations from Unico and leases its corporate headquarters and five additional locations from affiliates of Unico. Aggregate rentals in connection with these leases were $700,300 (1995), $887,000 (1994) and $1,062,200 (1993).

      (2) The Company charges an affiliate of Unico for general and administrative services provided. Such charges amounted to $10,400
             (1995), $9,900 (1994) and $8,500 (1993).

      The Company received commissions from Coinfone Telecommunications, Inc. ("CTI") for coin-operated telephones installed at convenience store locations. The majority of the stock of CTI is beneficially owned or controlled by persons related to Henry D. Sahakian. Commissions received from CTI were $310,300 (1995), $241,400 (1994), and $62,500 (1993).

      --------------------------------------

      The Company acquired property for $1,605,300 in 1995 by exercising a property option that was controlled by Whitehall Associates, a partnership in which the Company was a partner. Bruce K. Heim, a director of the Company, is also a partner in a partnership which controls 75% of Whitehall Associates. The Company also paid rents of $86,300 and $129,800 to Whitehall Associates in 1995 and 1994, respectively.

H.    RETIREMENT SAVINGS AND INCENTIVE PLAN:
      -------------------------------------

      The Company has a contributory retirement savings plan covering all employees meeting minimum age and service requirements. The Company will match one-half of employee contributions up to 3% of the employee's compensation. Effective July 1, 1991, the Company's contributions are invested in the Company's Common Stock. The Board of Directors may elect to make additional contributions to be allocated among all eligible employees in accordance with provisions of the plan. The retirement savings plan expense, which is funded currently, was $111,100 (1995), $116,000 (1994) and $111,000 (1993).

I.   DEFERRED COMPENSATION PLAN AND PERFORMANCE UNIT PLAN:
     ----------------------------------------------------

     The Company has a non-qualified unfunded deferred compensation plan which permits key executives to annually elect (via individual contracts) to defer a portion of their compensation until their retirement, death or disability. The Company makes a 50% matching contribution not exceeding $5,000. The deferred compensation expense was $27,000, $24,700 and $23,900 for the years ended September 30, 1995, 1994 and 1993, respectively.

     The Company has recorded the assets and liabilities for the deferred compensation plan in the consolidated balance sheets because such assets and liabilities belong to the Company rather than to any plan or trust. Asset and matching liability of $568,000 and $406,400 at September 30, 1995 and 1994, respectively, include employee deferrals, accrued earnings and matching contributions by the Company.

     The Company also has a Performance Unit Plan to provide long-term incentives to senior executives. Under the Performance Unit Plan, the amount of compensation is determined over the succeeding three-year period based upon performance of the Company as well as individual goals for the senior executives. Compensation expense recognized under this plan was $100,000 for the year ended September 30, 1995.


J.   EQUITY COMPENSATION PLAN:
     ------------------------

     The Company has reserved 775,491 shares of common stock which can be issued in accordance with the terms of the Company's Equity Compensation Plan, as amended (the "Plan").

     ------------------------------------

     A committee of the Board of Directors has authority to administer the Plan, and the committee may grant qualified incentive stock options to employees of the Company, including officers, whether or not they are directors. The Plan also provides that all non-employee directors will receive annual non qualified stock option grants for 2,000 shares and grants of shares of common stock on the date of each annual meeting. The grants of stock will be equal in value to and in lieu of two-thirds of the non-employee directors' annual retainers. During fiscal 1995, 6,223 shares of common stock were granted to non-employee directors under the Plan.

     The exercise price of all options granted under the Plan may not be less than the fair market value of the common stock on the date of grant and the maximum allowable term of each option is ten years. For qualified stock options granted to any person who holds more than 10% of the voting power of the outstanding stock, the exercise price may not be less than 110% of the fair market value and the maximum allowable term is five years.

     Information regarding outstanding options is presented below. All options outstanding are exercisable except for options granted during the year ended September 30, 1995.

     Outstanding Options for Shares of Common Stock:

                                     Outstanding Options        Price Per Share
                                     -------------------        ---------------
      Balance, October 1, 1992             427,829              $2.50 to $7.00
      Granted                                    0
      Exercised                           ( 10,000)             $2.50 to $4.63
      Canceled                            (  7,600)             $2.50 to $6.88
                                           -------
      Balance, September 30, 1993          410,229              $2.50 to $7.00
      Granted                               58,770              $5.38 to $5.91
      Exercised                           ( 23,000)             $2.50 to $3.50
      Canceled                            ( 14,925)             $3.50 to $7.00
                                           -------
      Balance, September 30, 1994          431,074              $2.50 to $6.36
      Granted                               73,000              $5.38 to $5.63
      Exercised                           ( 40,165)             $2.50 to $6.36
      Canceled                                   0
                                           -------
      Balance, September 30, 1995          463,909              $2.50 to $6.36
                                           =======
      Exercisable at September 30, 1995    390,909              $2.50 to $6.36
                                           =======
      Balance of Shares Reserved for
         Grant at September 30, 1995       311,582
                                           =======

K.    NON-QUALIFIED STOCK OPTIONS:
      ---------------------------

      The Company made a one-time, special grant of non-qualified stock options to Henry D. Sahakian and Daniel D. Sahakian each to purchase 150,000 shares of common stock of the Company at a price of $4.50 per share in exchange for their relinquishment of effective voting control of the Company as a result of the elimination of the super-majority voting provisions of the Class B Common Stock. These non-qualified stock options are not related to the Company's Equity Compensation Plan. These stock options expire on February 25, 1998.

L.    SALE OF DAIRY OPERATION:
      -----------------------

      In April 1994, the Company sold the net assets of its dairy operation for approximately $6,438,000 and received a cash payment of $5,788,000 and 105,906 shares of its common stock valued at $650,000. The sale resulted in a pre-tax loss of $245,000 which is included as a reduction of other income. The total effect of the sale on net earnings was a loss of $51,000.


M.    SUBSEQUENT EVENT:
      ----------------

      On December 26, 1995, the Company signed an agreement with its bank group to borrow $10 million on an interest-only basis for a period of three years. Full amortization of the facility is required in fiscal 1999. Proceeds from the loan will be used to complete major remodels, including adding prepared fast-food installations to existing stores, upgrading gasoline dispensing facilities to high-volume units and new store construction.

      This agreement has changed the composition of the Company's capital requirements. Aggregate maturities of long-term debt during the next five years, including payments due in connection with the senior notes and the term loans are as follows: (See Note D)


                        September 30,
                            1996                      $ 3,273,000
                            1997                       10,138,700
                            1998                        7,443,400
                            1999                       16,071,100
                            2000                        4,605,100
                                                      -----------
                                                      $41,531,300
                                                      ===========

SUPPLEMENTARY FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                 1ST          2ND          3RD          4TH
                                QUARTER      QUARTER      QUARTER      QUARTER
                                -------      -------      -------      -------
Year Ended September 30, 1995
-----------------------------
 Revenues                     $79,903,832  $73,151,798  $84,925,491  $89,030,250
 Gross Profit                  21,483,072   20,506,236   21,749,543   23,107,800
 Net Earnings                   1,343,526      561,237      793,208    1,455,790
 Earnings Per Share           $       .21  $       .09  $       .13  $       .23


Year Ended September 30, 1994
-----------------------------
 Revenues                     $84,146,278  $76,729,522  $80,463,486  $85,276,622
 Gross Profit                  22,867,728   21,177,864   20,536,484   22,283,003
 Net Earnings                   1,216,761      468,948      693,930    1,285,484
 Earnings Per Share           $       .18  $       .07  $       .10  $       .19


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


Not Applicable



PART III


In accordance with Instruction G(3), the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the Registrant's Definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after September 30, 1995, the end of the fiscal year covered by this report.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.


(A)  Financial Statements

The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

                                                                         PAGE(S)

    Report of Deloitte & Touche LLP, Independent Auditors                 23

    Consolidated Balance Sheets - September 30, 1995 and 1994            24-25

    Consolidated Statements of Earnings for the years ended
    September 30, 1995, 1994 and 1993                                     26

    Consolidated Statements of Stockholders' Equity for the years
    ended September 30, 1995, 1994 and 1993                               27

    Consolidated Statements of Cash Flows for the years ended
    September 30, 1995, 1994 and 1993                                    28-29

    Notes to Consolidated Financial Statements                           30-39

    Supplementary Financial Information - Selected Quarterly
    Financial Data (Unaudited)                                            40



(B)  Reports on Form 8-K

Uni-Marts, Inc. filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended September 30, 1995.



(C) Exhibits

     3.1 Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference thereto).

     3.2 By-Laws of the Company (Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference thereto).

     4.1       Form of the Company's Common Stock Certificate (Filed as Exhibit
               4.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1993 and incorporated herein by reference thereto).

     10.1 Uni-Marts, Inc. Amended and Restated Equity Compensation Plan (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference thereto).

     10.2 Uni-Marts, Inc. Stock Option Plan for Non-qualified Stock Options dated as of February 26, 1993 (Filed as exhibit 10-2 to the Annual Report of Uni-Marts, Inc. for the year ended September 30, 1993 and incorporated herein by reference thereto).

     10.3      Uni-Marts, Inc. Retirement Savings & Incentive Plan (Filed as
               Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 33-9807 and incorporated herein by reference thereto).

     10.4 Composite Conformed Copy of Note Agreements dated August 28, 1989 between four insurance companies and Uni-Marts, Inc. (Filed as Exhibit 10.14 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1989 and incorporated herein by reference thereto).

     10.5 Credit Agreement between the Bank Group and Uni-Marts, Inc. dated as of March 1, 1993 (Filed as Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1993 and incorporated herein by reference thereto).

     10.5(a) Amendment No. 1 to Credit Agreement between the Bank Group and Uni-Marts, Inc. dated as of March 21, 1994 (Filed as Exhibit 10.5(a) to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

     10.5(b) Amendment No. 2 to Credit Agreement between the Bank Group and Uni-Marts, Inc. dated as of July 1, 1994 (Filed as Exhibit 10.5(b) to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

     10.5(c) Third Amendment to Credit Agreement between the Bank Group and Uni-Marts, Inc. dated as of October 26, 1994 (Filed as Exhibit 10.5(c) to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

     10.5(d) Amendment No. 4 to Credit Agreement between the Bank Group and Uni-Marts, Inc. dated as of March 27, 1995 (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference thereto).

     10.5(e) Amendment No. 5 to Credit Agreement between the Bank Group and Uni-Marts, Inc. dated as of December 26, 1995.

     10.6 Form of Indemnification Agreement between Uni-Marts, Inc. and each of its Directors (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 25, 1988 Annual Meeting of Stockholders filed on January 28, 1988 and incorporated herein by reference thereto).

     10.7 Uni-Marts, Inc. Deferred Compensation Plan (Filed as Exhibit 10.8 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1990 and incorporated herein by reference thereto).

     10.8 Uni-Marts, Inc. Annual Bonus Plan (Filed as Exhibit 10.8 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

     10.9 Uni-Marts, Inc. Performance Unit Plan (Filed as Exhibit 10.9 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

     10.10 Composite copy of Change in Control Agreements between Uni-Marts, Inc. and its executive officers (Filed as Exhibit 10.10 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

     10.11 Agreement to Lease Properties and Sell Assets between Getty and the Company dated October 31, 1991 with amendment dated December 5, 1991 (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 20, 1991 and incorporated herein by reference thereto).

     10.12 Getty Petroleum Corp./Uni-Marts, Inc. Supply Agreement dated December 6, 1991 (Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated December 20, 1991 and incorporated herein by reference thereto).

     11        Statement regarding computation of per share earnings.

     21        Subsidiary of the registrant.

     23        Consent of Deloitte & Touche LLP.

     27        Financial data schedule.

     99        Report on Form 11-K.

                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            UNI-MARTS, INC.
                                            (Registrant)
                                            By:  /S/ HENRY D. SAHAKIAN
                                            ------------------------------
                                            Henry D. Sahakian
                                            Chairman of the Board
                                            (Principal Executive Officer)

                                            By: /S/ J. KIRK GALLAHER
                                            ------------------------------
                                            J. Kirk Gallaher
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)
                                            (Principal Financial Officer)

                                            DATED: December 29, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the date indicated:
     SIGNATURE                        TITLE                        DATE
     ---------                        -----                        ----
/S/ HENRY D. SAHAKIAN          Chairman of the Board         December 29, 1995
-----------------------------
Henry D. Sahakian
/S/ CHARLES R. MARKHAM         President and Director        December 29, 1995
-----------------------------
Charles R. Markham
/S/ J. KIRK GALLAHER           Executive Vice President      December 29, 1995
-----------------------------  and Director
J. Kirk Gallaher
/S/ G. DAVID GEARHART          Director                      December 29, 1995
-----------------------------
G. David Gearhart
/S/ BRUCE K. HEIM              Director                      December 29, 1995
-----------------------------
Bruce K. Heim
/S/ JEREMIAH A. KEATING        Director                      December 29, 1995
-----------------------------
Jeremiah A. Keating
/S/ JOSEPH V. PATERNO          Director                      December 29, 1995
-----------------------------
Joseph V. Paterno
/S/ CHARLES C. PEARSON, JR.    Director                      December 29, 1995
-----------------------------
Charles C. Pearson, Jr.
/S/ DANIEL D. SAHAKIAN         Director                      December 29, 1995
-----------------------------
Daniel D. Sahakian
/S/ MICHAEL J. SERVENTI        Director                      December 29, 1995
-----------------------------
Michael J. Serventi

                                  UNI-MARTS, INC. AND SUBSIDIARIES
                                            EXHIBIT INDEX


Number           Description                                             Page(s)
------           -----------                                             -------
 10.5(e)         Amendment No. 5 to Credit Agreement between the
                 Bank Group and Uni-Marts, Inc. dated as of
                 December 26, 1995.                                       46-61

 11              Statement regarding computation of per share
                 earnings for the years ended September 30, 1995,
                 1994 and 1993.                                             62

 21              Subsidiary of the registrant                               63

 23              Consent of Deloitte & Touche LLP                           64

 27              Financial Data Schedule                                    65

 99              Report on Form 11-K                                      66-82