Form 10-Q
period 1996-01-04
UNI MARTS INC
filed 1996-02-16
CIK 805020

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              January 4, 1996
                               -----------------------------------------------
                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               ------------------------      -------------------
Commission file number                          1-11556
                        --------------------------------------------------------
                                   UNI-MARTS, INC.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

      Delaware                                                      25-1311379
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

477 East Beaver Avenue, State College, PA                           16801-5690
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                  (814) 234-6000
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X       No
                                           -----         -----
6,451,308 Common Shares were outstanding at February 8, 1996.








                         This Document Contains 17 Pages.

                         UNI-MARTS, INC. AND SUBSIDIARIES
                                       INDEX



PART I.  FINANCIAL INFORMATION
------------------------------
                                                                         PAGE(S)
Item 1.  Financial Statements

         Consolidated Balance Sheets -
          January 4, 1996 and September 30, 1995                          3-4

         Consolidated Statements of Earnings -
          Quarters Ended January 4, 1996 and
          December 29, 1994                                               5

         Consolidated Statements of Cash Flows -
          Quarters Ended January 4, 1996 and
          December 29, 1994                                               6-7

         Notes to Consolidated Financial Statements                       8-10


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            11-13



PART II. OTHER INFORMATION
--------------------------
Item 6.  Exhibits and Reports on Form 8-K                                13

Exhibit Index                                                            15


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         UNI-MARTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                  January 4,       September 30,
                                                     1996              1995
                                                 ------------      -------------
                                                 (Unaudited)

                                      ASSETS
CURRENT ASSETS:

 Cash                                             $ 7,175,364       $ 7,325,513
 Marketable equity securities (at
  market in 1995, cost $483,800)                                        434,508
 Accounts receivable, less allowances
  of $86,000 and $123,800                           2,675,071         2,411,984
 Inventories                                       17,963,845        15,564,752
 Prepaid expenses and other                         2,300,750         2,449,354
                                                  -----------       -----------
    TOTAL CURRENT ASSETS                           30,115,030        28,186,111

PROPERTY, EQUIPMENT AND IMPROVEMENTS -
 at cost, less accumulated depreciation and
 amortization of $38,537,700 and $37,414,200       60,350,067        60,258,913

NET INTANGIBLE AND OTHER ASSETS                     7,277,068         7,224 839
                                                  -----------       -----------
    TOTAL ASSETS                                  $97,742,165       $95,669,863
                                                  ===========       ===========

                         UNI-MARTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (CONTINUED)

                                                   January 4,      September 30,
                                                      1996             1995
                                                  ------------     -------------
                                                  (Unaudited)

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

 Accounts payable                                  $17,822,690      $15,915,088
 Accrued expenses                                    6,765,048        6,560,360
 Current maturities of long-term debt                3,272,957        3,272,958
 Current obligations under capital leases              105,614          108,053
                                                   -----------      -----------
    TOTAL CURRENT LIABILITIES                       27,966,309       25,856,459

LONG-TERM DEBT, less current maturities             31,031,367       32,616,236

OBLIGATIONS UNDER CAPITAL LEASES,
 less current maturities                               701,932          726,545

DEFERRED TAXES                                       3,012,900        2,876,400

DEFERRED INCOME AND OTHER LIABILITIES                1,030,139        1,015,521

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Common Stock, par value $.10 a share:
  Authorized 15,000,000 shares
  Issued 7,079,444 and 7,042,886 shares,
  respectively                                         707,944          704,289

 Additional paid-in capital                         23,317,216       23,134,580

 Retained earnings                                  13,717,477       12,494,863
                                                   -----------      -----------
                                                    37,742,637       36,333,732
 Less Treasury Stock, at cost -
  693,534 and 697,421 shares of
  Common Stock, respectively                      (  3,743,119)    (  3,755,030)
                                                   -----------      -----------
                                                    33,999,518       32,578,702
                                                   -----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $97,742,165      $95,669,863
                                                   ===========      ===========

                  See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)

                                                          QUARTER ENDED
                                                   January 4,     December 29,
                                                      1996            1994
                                                  ------------    ------------
REVENUES:
 Merchandise sales                                $46,362,304     $43,608,429
 Gasoline sales                                    37,219,136      35,748,315
 Other income                                         553,171         547,088
                                                  -----------     -----------
                                                   84,134,611      79,903,832
                                                  -----------     -----------
COSTS AND EXPENSES:
 Cost of sales                                     61,192,407      58,420,760
 Selling                                           16,833,562      15,628,450
 General and administrative                         1,653,084       1,631,334
 Depreciation and amortization                      1,452,925       1,337,032
 Interest                                             784,905         786,930
                                                  -----------     -----------
                                                   81,916,883      77,804,506
                                                  -----------     -----------
EARNINGS BEFORE INCOME TAXES                        2,217,728       2,099,326

INCOME TAXES                                          819,500         755,800
                                                  -----------     -----------
NET EARNINGS                                      $ 1,398,228     $ 1,343,526
                                                  ===========     ===========
EARNINGS PER SHARE                                $      0.22     $      0.21
                                                  ===========     ===========
DIVIDENDS PER SHARE                               $    0.0275     $    0.0275
                                                  ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                          6,367,878       6,279,096
                                                  ===========     ===========














                  See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                         QUARTER ENDED
                                                   January 4,    December 29,
                                                      1996           1994
                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others           $83,790,697    $79,982,515
 Cash paid to suppliers and employees             ( 79,450,335)  ( 72,173,074)
 Net receipts for sales and purchases
  of trading equity securities                         455,332         92,964
 Dividends and interest received                        15,984         48,977
 Interest paid                                    (  1,039,672)  (  1,121,868)
 Income taxes paid                                (    709,000)  (    849,400)
                                                   -----------    -----------

     NET CASH PROVIDED BY OPERATING ACTIVITIES       3,063,006      5,980,114


CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets                   17,768         11,062
 Purchase of property, equipment and
  improvements                                    (  1,427,325)  (  1,271,424)
 Cash advanced for intangible and
  other assets                                    (    228,483)  (     16,187)
 Cash received for intangible and
   other assets                                         44,438         26,208
                                                   -----------    -----------
     NET CASH USED IN INVESTING ACTIVITIES        (  1,593,602)  (  1,250,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments under revolving credit
  agreement                                                      (  3,000,000)
 Principal payments on debt                       (  1,611,922)  (  1,674,619)
 Proceeds from issuance of common stock                167,983          3,000
 Dividends paid to stockholders                   (    175,614)  (    172,781)
                                                   -----------    -----------
     NET CASH USED BY FINANCING ACTIVITIES        (  1,619,553)  (  4,844,400)
                                                   -----------    -----------
NET DECREASE IN CASH                              (    150,149)  (    114,627)

CASH:
 Beginning of period                                 7,325,513      8,533,265
                                                   -----------    -----------
 End of period                                     $ 7,175,364    $ 8,418,638
                                                   ===========    ===========


                         UNI-MARTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (CONTINUED)
                                    (Unaudited)

                                                         QUARTER ENDED
                                                   January 4,    December 29,
                                                      1996           1994
                                                  ------------   ------------
RECONCILIATION OF NET EARNINGS TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

NET EARNINGS                                       $1,398,228     $1,343,526

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                     1,452,925      1,337,032
  Net unrealized holding loss on
   trading securities                                                 34,841
  Loss on sale of capital assets and other             27,513         45,838
  Change in assets and liabilities:
    (Increase) decrease in:
     Marketable equity securities                     434,508         95,858
     Accounts receivable                          (   263,087)       134,196
     Inventories                                  ( 2,399,093)   (   935,384)
     Prepaid expenses                                 174,604         91,535
    Increase (decrease) in:
     Accounts payable and accrued expenses          2,112,290      3,946,523
     Deferred income taxes and other
      liabilities                                     125,118    (   113,851)
                                                   ----------     ----------
      TOTAL ADJUSTMENTS TO NET EARNINGS             1,664,778      4,636,588
                                                   ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $3,063,006     $5,980,114
                                                   ==========     ==========
















                  See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

A.  FINANCIAL STATEMENTS:

    The consolidated balance sheet as of January 4, 1996, the consolidated statements of earnings and the consolidated statements of cash flows for the quarters ended January 4, 1996 and December 29, 1994 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at January 4, 1996 and the results of operations and cash flows for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full year.


B.  INTANGIBLE AND OTHER ASSETS:

    Intangible and other assets consist of the following:

                                                  January 4,     September 30,
                                                     1996            1995
                                                 ------------    -------------
    Goodwill                                     $ 6,498,671     $ 6,498,671

    Lease acquisition costs                        1,545,714       1,639,505

    Non-competition agreements                     1,213,040       1,213,040

    Other                                          1,900,516       1,694,767
                                                 -----------     -----------
                                                  11,157,941      11,045,983

    Less accumulated amortization                  3,880,873       3,821,144
                                                 -----------     -----------
                                                 $ 7,277,068     $ 7,224,839
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

C.  INTERIM CREDIT FACILITIES:

    The Company has a $13.5 million revolving credit agreement with a bank group at the bank's prime rate or a fixed rate option at the Company's election, with a maximum of $3.5 million available for issuance of letters of credit. The revolving credit facility is committed for a two-year period expiring February 28, 1997 or a later date as approved by the bank group. At January 4, 1996, borrowings of $6.0 million and letters of credit of $2.7 million were outstanding under the agreement.

D.  LONG-TERM DEBT:
                                                    January 4,    September 30,
                                                       1996           1995
                                                   ------------   -------------
Term Loan.  Interest is paid at least
 quarterly.  Principal on the note will
 be repaid in 16 quarterly installments
 beginning October 31, 1997.  The interest
 rate was 8.240% at January 4, 1996.               $16,741,488     $16,741,488

Senior Notes of the Company.  Interest
 is paid in semiannual installments
 at a blended rate of 10.500%.  Principal
 on the notes will be repaid in six
 semiannual installments.                            9,103,402      10,636,735

Revolving Credit Agreement.  Interest is
 paid quarterly.  The interest rate was
 8.500% at January 4, 1996.  (See Note C)            6,000,000       6,000,000

Mortgage Loans Payable.  Paid in monthly
 installments expiring in years 1997
 through 2010 with interest ranging
 from the bank's prime rate to the
 bank's prime rate plus one-half percent.
 The blended interest was 8.833% at
 January 4, 1996.                                    2,459,434       2,510,971
                                                   -----------     -----------
                                                    34,304,324      35,889,194
Less current maturities                              3,272,957       3,272,958
                                                   -----------     -----------
                                                   $31,031,367     $32,616,236
                                                   ===========     ===========

The mortgage loans are collateralized by $7,070,200 of property, at cost.

Aggregate maturities of long-term debt during the next five years, including payments due in connection with the senior notes and the term loan, are as follows:
            September 30, 1996           $ 1,688,200
                         1997             10,138,700
                         1998              7,443,400
                         1999              6,071,100
                         2000              4,605,100
                                         -----------
                                         $29,946,500
                                         ===========

Certain of the Company's debt agreements contain covenants which provide for the maintenance of minimum working capital and net worth as well as limitations on future indebtedness, sales and leasebacks and dispositions of assets. These agreements may restrict the Company's ability to declare and pay dividends on common stock. The amount of retained earnings available for such dividends at January 4, 1996 was $5,829,900.

ITEM 2.

                         UNI-MARTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the
Company for the periods indicated:
                                                         QUARTER ENDED
                                                   January 4,    December 29,
                                                      1996          1994
                                                  ------------   -----------
STATEMENTS OF EARNINGS DATA:
 Sales and other income by the
  Company and its franchisees:
   Merchandise sales                              $46,362,304    $43,608,429
   Gasoline sales                                  37,219,136     35,748,315
   Other income                                       553,171        547,088
                                                  -----------    -----------
    Total                                          84,134,611     79,903,832
 Cost of sales                                     61,192,407     58,420,760
                                                  -----------    -----------
 Gross profit                                      22,942,204     21,483,072

 Selling                                           16,833,562     15,628,450
 General and administrative                         1,653,084      1,631,334
 Depreciation and amortization                      1,452,925      1,337,032
 Interest                                             784,905        786,930
                                                  -----------    -----------
 Earnings before income taxes                       2,217,728      2,099,326
 Income taxes                                         819,500        755,800
                                                  -----------    -----------
 Net earnings                                     $ 1,398,228    $ 1,343,526
                                                  ===========    ===========
 Earnings per share                               $      0.22    $      0.21
                                                  ===========    ===========
OPERATING DATA (CONVENIENCE STORES ONLY):
 Average, per store, for stores open two
  full comparable periods:
   Merchandise sales                              $   114,694    $   115,438
   Gasoline sales                                 $   123,190    $   127,551
   Gallons of gasoline sold                           126,474        125,323
 Total gallons of gasoline sold                    38,107,369     34,862,100
 Gross profit per gallon
  of gasoline                                     $     0.122    $     0.149

 Stores at beginning of period                            414            417
 Stores added
 Stores closed                                                             2
 Stores at end of period                                  414            415
 Company-operated stores                                  376            372
 Franchisee-operated stores                                38             43
 Locations with self-service
  gasoline                                                300            300

                                       -11-

RESULTS OF OPERATIONS:

Total revenues in the first quarter of fiscal year 1996 were $84.1 million compared to $79.9 million in the same quarter of fiscal year 1995, an increase of $4.2 million, or 5.3%.

Merchandise sales increased $2.8 million, or 6.3%, from $43.6 million in the first quarter of fiscal year 1995 to $46.4 million in the same quarter of the current year. This increase is a result of six additional days in the current year first quarter compared to the same quarter in fiscal year 1995. Merchandise sales at comparable stores decreased by 0.6%, primarily the result of severe winter weather in the Company's market areas.

Gasoline sales in the first quarter of fiscal year 1996 were $37.2 million, an increase of $1.5 million, or 4.1%, compared to gasoline sales in the first quarter of fiscal year 1995. This increase was the result of an additional 3.2 million gallons sold. While the increase in gallons sold was primarily the result of sales in the six additional days in the first quarter of fiscal 1996, the average retail price per gallon sold at the Company's convenience stores declined by $.047 per gallon, from $1.003 in the first quarter of fiscal year 1995 to $.956 in the current year.

Gross profits on merchandise sales increased by $2.0 million, or 12.6%, as a result of increased sales and higher gross profit rates from sales of higher profit products, such as branded fast foods. As a percentage of merchandise sales, the gross profit rate on merchandise sales was 37.9% in the first quarter of fiscal year 1996 compared to 35.8% in the first quarter of fiscal year 1995.

Gross profits on gasoline sales declined by $511,000, or 9.6%, primarily as a result of a $.027 decline in the gross profit per gallon sold at the Company's convenience stores from $.149 in the first quarter of fiscal year 1995 to $.122 in the first quarter of fiscal year 1996. This decline is the result of increased price competition necessitated by reduced consumer demand caused by the severe winter weather in the Company's market area.

Selling expenses increased in the first quarter of fiscal year 1996 by $1.2 million, or 7.7%, compared to the fiscal year 1995 first quarter. This increase is partially due to the additional six days in the current fiscal year first quarter. Wages and maintenance costs also increased due to additional sales staff for branded fast-food locations and for snow removal. General and administrative expense increased by $22,000, or 1.3%. Depreciation and amortization increased by $116,000, or 8.7%, as a result of additional depreciation of convenience store improvements. Interest expense remained level for the two comparable periods.

Earnings before income taxes in the first quarter of fiscal year 1996 were $2.2 million compared to $2.1 million in the prior year's first quarter. Income taxes increased by $64,000 due to higher income levels and reduced tax credits. Net earnings increased by $55,000.

The severe winter weather that negatively impacted sales, gross profits and operating expenses in the first quarter of fiscal year 1996 continued through January in the second quarter of the fiscal year. Management is currently unable to determine the ultimate effect, if any, of such conditions on results of operations for the second fiscal quarter. The foregoing expectation of possible future results constitutes a forward-looking statement. Actual results could differ significantly.

LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash and interim credit facilities to acquire and construct new stores and renovate existing locations.

Capital requirements for the balance of fiscal year 1996 include debt and capital lease payments of approximately $1.8 million and capital expenditures of approximately $15.6 million. The Company anticipates that cash presently available and cash generated from operations will be sufficient to fulfill its cash requirements.

On January 22, 1996, the Company elected to increase the regular quarterly cash dividend on its common stock to the rate of $.03 per share. The increased dividend will be paid to holders of record at the close of business on March 27, 1996.



PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)   EXHIBITS

      11   Statement regarding computation of per share earnings.

      27   Financial Data Schedule

(b)   REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the quarter ended January 4, 1996.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Uni-Marts, Inc.
                                   --------------------------------------
                                               (Registrant)



Date  February 16, 1996            /S/ HENRY D. SAHAKIAN
      -----------------            --------------------------------------
                                   Henry D. Sahakian
                                   Chairman of the Board
                                   (Principal Executive Officer)



Date  February 16, 1996            /S/ J. KIRK GALLAHER
      -----------------            --------------------------------------
                                   J. Kirk Gallaher
                                   Executive Vice President, Director
                                   and Chief Financial Officer
                                   (Principal Accounting Officer)
                                   (Principal Financial Officer)

                         UNI-MARTS, INC. AND SUBSIDIARIES
                                   EXHIBIT INDEX


Number             Description                                         Page(s)
------             -----------                                         -------
  11               Statement regarding computation of
                   per share earnings.                                   16

  27               Financial Data Schedule                               17