Form 10-Q
period 1996-04-04
UNI MARTS INC
filed 1996-05-16
CIK 805020

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  April 4, 1996
                               ------------------------------------------------
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
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                          -----       -----
6,556,060 Common Shares were outstanding at May 9, 1996.








                         This Document Contains 24 Pages.

                         UNI-MARTS, INC. AND SUBSIDIARIES
                                       INDEX


PART I.  FINANCIAL INFORMATION
- ------------------------------                               PAGE(S)
Item 1.       Financial Statements

              Consolidated Balance Sheets -
               April 4, 1996 and September 30, 1995           3-4

              Consolidated Statements of Earnings -
               Quarter Ended and Two Quarters Ended
               April 4, 1996 and March 30, 1995               5

              Consolidated Statements of Cash Flows -
               Two Quarters Ended April 4, 1996 and
               March 30, 1995                                 6-7

              Notes to Consolidated Financial Statements      8-10


Item 2.       Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    11-14



PART II. OTHER INFORMATION
- --------------------------
Item 4.       Submission of Matters to a Vote of
               Security Holders                              15

Item 6.       Exhibits and Reports on Form 8-K               16

Exhibit Index                                                18


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         UNI-MARTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                   April 4,      September 30,
                                                     1996            1995
                                                 ------------    -------------
                                                 (Unaudited)

                                      ASSETS
CURRENT ASSETS:

 Cash                                            $  6,445,524      $ 7,325,513
 Marketable equity securities (at
  market in 1995, cost $483,800)                                       434,508
 Accounts receivable, less allowances
  of $105,800 and $123,800                          5,476,659        2,411,984
 Inventories                                       17,906,184       15,564,752
 Prepaid expenses and other                         3,436,278        2,449,354
                                                 ------------      -----------
    TOTAL CURRENT ASSETS                           33,264,645       28,186,111

PROPERTY, EQUIPMENT AND IMPROVEMENTS -
 at cost, less accumulated depreciation
 and amortization of $39,855,600 and
 $37,414,200                                       61,491,640       60,258,913

INTANGIBLE AND OTHER ASSETS                         7,173,196        7,224,839
                                                 ------------      -----------
    TOTAL ASSETS                                 $101,929,481      $95,669,863
                                                 ============      ===========


                         UNI-MARTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (CONTINUED)

                                                   April 4,        September 30,
                                                     1996               1995
                                                 ------------      -------------
                                                 (Unaudited)

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

 Accounts payable                                $ 18,405,499       $15,915,088
 Accrued expenses                                   5,602,103         6,560,360
 Current maturities of long-term debt               3,272,957         3,272,958
 Current obligations under capital leases             104,333           108,053
                                                 ------------       -----------
    TOTAL CURRENT LIABILITIES                      27,384,892        25,856,459

LONG-TERM DEBT, less current maturities            32,979,755        32,616,236

OBLIGATIONS UNDER CAPITAL LEASES,
 less current maturities                              676,161           726,545

DEFERRED TAXES                                      3,138,900         2,876,400

DEFERRED INCOME AND OTHER LIABILITIES               2,933,607         1,015,521

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Common Stock, par value $.10 a share:
  Authorized 15,000,000 shares
  Issued 7,237,193 and 7,042,886 shares,
   respectively                                       723,719           704,289

 Additional paid-in capital                        24,048,510        23,134,580

 Retained earnings                                 13,775,328        12,494,863
                                                 ------------       -----------
                                                   38,547,557        36,333,732
Less Treasury Stock, at cost -
  689,638 and 697,421 shares of Common
  Stock, respectively                           (   3,731,391)     (  3,755,030)
                                                 ------------       -----------
                                                   34,816,166        32,578,702
                                                 ------------       -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $101,929,481       $95,669,863
                                                 ============       ===========


                  See notes to consolidated financial statements

                             UNI-MARTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS
                                        (Unaudited)

                                       QUARTER ENDED            TWO QUARTERS ENDED
                                   April 4,      March 30,     April 4,      March 30,
                                     1996          1995          1996          1995
                                  -----------   -----------  ------------  ------------
REVENUES:
 Merchandise sales                $42,049,919   $40,163,489  $ 88,412,223  $ 83,771,918
 Gasoline sales                    33,549,777    32,299,081    70,768,913    68,047,396
 Other income                         997,783       689,228     1,550,954     1,236,316
                                  -----------   -----------  ------------  ------------
                                   76,597,479    73,151,798   160,732,090   153,055,630
                                  -----------   -----------  ------------  ------------
COSTS AND EXPENSES:
 Cost of sales                     56,492,521    52,645,562   117,684,928   111,066,322
 Selling                           15,960,797    15,782,412    32,794,359    31,410,862
 General and administrative         1,504,562     1,638,526     3,157,646     3,269,860
 Depreciation and amortization      1,467,406     1,345,905     2,920,331     2,682,937
 Interest                             773,284       832,956     1,558,189     1,619,886
                                  -----------   -----------  ------------  ------------
                                   76,198,570    72,245,361   158,115,453   150,049,867
                                  -----------   -----------  ------------  ------------
EARNINGS BEFORE INCOME TAXES          398,909       906,437     2,616,637     3,005,763

INCOME TAXES                          144,631       345,200       964,131     1,101,000
                                  -----------   -----------  ------------  ------------
NET EARNINGS                      $   254,278   $   561,237  $  1,652,506  $  1,904,763
                                  ===========   ===========  ============  ============
EARNINGS PER COMMON SHARE AND
 COMMON SHARE EQUIVALENTS:
  Primary                         $      0.04   $      0.09  $       0.25  $       0.30
                                  ===========   ===========  ============  ============
  Fully diluted                   $      0.04   $      0.09  $       0.25  $       0.30
                                  ===========   ===========  ============  ============
DIVIDENDS PER SHARE               $    0.0300   $    0.0275  $     0.0575  $     0.0550
                                  ===========   ===========  ============  ============
WEIGHTED AVERAGE COMMON SHARES
 AND COMMON SHARE EQUIVALENTS:
  Primary                           6,726,510     6,290,853     6,675,305     6,285,007
                                  ===========   ===========  ============  ============
  Fully diluted                     6,755,803     6,290,853     6,730,445     6,285,007
                                  ===========   ===========  ============  ============








                      See notes to consolidated financial statements


                         UNI-MARTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                       TWO QUARTERS ENDED
                                                   April 4,         March 30,
                                                     1996             1995
                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others         $159,430,246     $153,101,466
 Cash paid to suppliers and employees           ( 155,178,907)   ( 143,409,234)
 Net receipts for sales and purchases of
  trading equity securities                           455,332          209,725
 Dividends and interest received                       21,725           88,929
 Interest paid                                  (   1,554,397)   (   1,616,564)
 Income taxes paid                              (     751,631)   (   1,262,600)
                                                 ------------     ------------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                    2,422,368        7,111,722


CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets                  26,462          121,735
 Purchase of property, equipment and
  improvements                                  (   3,910,229)   (   2,987,285)
 Cash advanced for intangible and other
  assets                                        (     271,285)   (     173,559)
 Cash received for intangible and other
  assets                                               55,664           60,429
                                                 ------------     ------------
     NET CASH USED IN INVESTING ACTIVITIES      (   4,099,388)   (   2,978,680)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments under revolving credit
  agreement                                     (   1,000,000)   (   2,000,000)
 Additional long-term borrowings                    3,000,000
 Principal payments on debt                     (   1,690,586)   (   1,748,648)
 Proceeds from issuance of common stock               859,658           13,125
 Dividends paid to stockholders                 (     372,041)   (     346,007)
                                                 ------------     ------------
     NET CASH PROVIDED (USED) BY FINANCING
      ACTIVITIES                                      797,031    (   4,081,530)
                                                 ------------     ------------

NET (DECREASE) INCREASE IN CASH                 (     879,989)          51,512

CASH:
 Beginning of period                                7,325,513        8,533,265
                                                 ------------     ------------
 End of period                                   $  6,445,524     $  8,584,777
                                                 ============     ============

                         UNI-MARTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (CONTINUED)
                                    (Unaudited)

                                                     TWO QUARTERS ENDED
                                                  April 4,         March 30,
                                                    1996             1995
                                                 ----------       ----------
RECONCILIATION OF NET EARNINGS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:

NET EARNINGS                                     $1,652,506       $1,904,763

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                   2,920,331        2,682,937
  Net unrealized holding loss on trading
   securities                                                         37,456
  Loss on sale of capital assets and other           95,314           71,197
  Change in assets and liabilities:
    (Increase) decrease in:
      Marketable equity securities                  434,508          197,012
      Accounts receivable                       ( 3,064,675)     (   390,643)
      Inventories                               ( 2,341,432)     (   634,833)
      Prepaid expenses                          (   936,924)     (   212,123)
     Increase (decrease) in:
      Accounts payable and accrued expenses       1,532,154        3,027,006
      Deferred income taxes and other
       liabilities                                2,130,586          428,950
                                                 ----------       ----------
       TOTAL ADJUSTMENTS TO NET EARNINGS            769,862        5,206,959
                                                 ----------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $2,422,368       $7,111,722
                                                 ==========       ==========

















                  See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

A.  FINANCIAL STATEMENTS:

    The consolidated balance sheet as of April 4, 1996, the consolidated statements of earnings for the quarter and two quarters ended April 4, 1996 and March 30, 1995 and the consolidated statements of cash flows for the two quarters ended April 4, 1996 and March 30, 1995 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at April 4, 1996 and the results of operations and cash flows for all periods presented have been made.

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


B.  INTANGIBLE AND OTHER ASSETS:

    Intangible and other assets consist of the following:

                                                  April 4,       September 30,
                                                    1996             1995
                                                -----------      -------------
    Goodwill                                    $ 6,498,670       $ 6,498,670

    Lease acquisition costs                       1,545,714         1,639,505

    Non-competition agreements                    1,213,040         1,213,040

    Other                                         1,931,896         1,694,768
                                                -----------       -----------
                                                 11,189,320        11,045,983

    Less accumulated amortization                 4,016,124         3,821,144
                                                -----------       -----------
                                                $ 7,173,196       $ 7,224,839
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

C.  INTERIM CREDIT FACILITIES:

    The Company has a $13.5 million revolving credit agreement with a bank group at the bank's prime rate or a fixed rate option at the Company's election, with a maximum of $3.5 million available for issuance of letters of credit. The revolving credit facility is committed for a two-year period expiring February 28, 1998 or a later date as approved by the bank group. At April 4, 1996, borrowings of $5.0 million and letters of credit of $2.7 million were outstanding under the agreement.


D.  LONG-TERM DEBT:
                                                  April 4,       September 30,
                                                    1996             1995
                                                -----------      -------------
Term Loan.  Interest is paid at least
 quarterly.  Principal on the note will be
 repaid in 16 quarterly installments
 beginning October 31, 1997.  The interest
 rate was 7.59% at April 4, 1996.               $16,741,488       $16,741,488

Term Loan.  Interest is paid at least
 quarterly.  Principal on the note will be
 repaid in fiscal year 1999.  The interest
 rate was 7.71% at April 4, 1996.                 3,000,000

Senior Notes of the Company.  Interest is
 paid in semiannual installments at a
 blended rate of 10.50%.  Principal on the
 notes will be repaid in six semiannual
 installments.                                    9,103,402        10,636,735

Revolving Credit Agreement.  Interest is paid
 quarterly.  At April 4, 1996, the interest
 rate was 8.25%.  (See Note C)                    5,000,000         6,000,000

Mortgage Loans Payable.  Paid in monthly
 installments expiring in years 1997 through
 2010 with interest ranging from 8.25% to
 9.00%.  The blended interest rate
 was 8.57% at April 4, 1996.                      2,407,822         2,510,971
                                                -----------       -----------
                                                 36,252,712        35,889,194
Less current maturities                           3,272,957         3,272,958
                                                -----------       -----------
                                                $32,979,755       $32,616,236
                                                ===========       ===========

The mortgage loans are collateralized by $7,074,500 of property, at cost.

Aggregate maturities of long-term debt during the next five years, including payments due in connection with the senior notes and the term loans, are as follows:

        September 30, 1996                      $ 1,636,500
                      1997                        4,138,700
                      1998                       12,443,400
                      1999                        9,071,100
                      2000                        4,605,100
                                                -----------
                                                $31,894,800
                                                ===========

Certain of the Company's debt agreements contain covenants which provide for the maintenance of minimum working capital and net worth, as well as limitations on future indebtedness, sales and leasebacks and dispositions of assets. These agreements may restrict the Company's ability to declare and pay dividends on common stock. The amount of retained earnings available for such dividends at April 4, 1996 was $6,519,400.

ITEM 2.
                             UNI-MARTS, INC. AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:
                                        QUARTER ENDED            TWO QUARTERS ENDED
                                    April 4,     March 30,      April 4,     March 30,
                                     1996           1995         1996           1995
                                  -----------   -----------  ------------   ------------
STATEMENTS OF EARNINGS DATA:
 Sales and other income by the
  Company and its franchisees:
   Merchandise sales              $42,049,919   $40,163,489  $ 88,412,223   $ 83,771,918
   Gasoline sales                  33,549,777    32,299,081    70,768,913     68,047,396
   Other income                       997,783       689,228     1,550,954      1,236,316
                                  -----------   -----------  ------------   ------------
     Total                         76,597,479    73,151,798   160,732,090    153,055,630
 Cost of sales                     56,492,521    52,645,562   117,684,928    111,066,322
                                  -----------   -----------  ------------   ------------
 Gross profit                      20,104,958    20,506,236    43,047,162     41,989,308

 Selling                           15,960,797    15,782,412    32,794,359     31,410,862
 General and administrative         1,504,562     1,638,526     3,157,646      3,269,860
 Depreciation and amortization      1,467,406     1,345,905     2,920,331      2,682,937
 Interest                             773,284       832,956     1,558,189      1,619,886
                                  -----------   -----------  ------------   ------------
 Earnings before income taxes         398,909       906,437     2,616,637      3,005,763
 Income taxes                         144,631       345,200       964,131      1,101,000
                                  -----------   -----------  ------------   ------------
 Net earnings                     $   254,278   $   561,237  $  1,652,506   $  1,904,763
                                  ===========   ===========  ============   ============
 Earnings per common share and
  common share equivalents:
   Primary                        $      0.04   $      0.09  $       0.25   $       0.30
                                  ===========   ===========  ============   ============
   Fully diluted                  $      0.04   $      0.09  $       0.25   $       0.30
                                  ===========   ===========  ============   ============


OPERATING DATA (CONVENIENCE STORES ONLY):
 Average, per store, for stores open two
  full comparable periods:
   Merchandise sales              $   104,977   $   100,788  $    220,719   $    216,775
   Gasoline sales                 $   110,607   $   107,620  $    234,525   $    235,339
   Gallons of gasoline sold           112,270       108,970       239,432        234,510
 Total gallons of gasoline sold    33,740,565    32,201,770    71,847,934     67,063,870
 Gross profit per gallon
   of gasoline                    $     0.110   $     0.130  $      0.116   $      0.140

 Stores at beginning of period            414           415           414            417
 Stores added                                             1                            1
 Stores closed                              7             2             7              4
 Stores at end of period                  407           414           407            414

 Company-operated stores                  369           372           369            372
 Franchisee-operated stores                38            42            38             42

 Locations with self-service gasoline     297           300           297            300


RESULTS OF OPERATIONS:

Matters discussed below should be read in conjunction with "Statements of Earnings Data" and "Operating Data (Convenience Stores Only)" on the preceding page.

QUARTERS ENDED APRIL 4, 1996 AND MARCH 30, 1995
- -----------------------------------------------
Total revenues in the second quarter of fiscal year 1996 were $76.6 million, an increase of $3.4 million, or 4.7%, over revenues of $73.2 million in the second quarter of fiscal year 1995.

Merchandise sales increased by $1.9 million, or 4.7%, from $40.2 million in the second quarter of fiscal year 1995 to $42.1 million in the comparable quarter of the current year. Merchandise sales at comparable stores increased by 4.2%, primarily the result of increased promotional activities in the Company's stores and additional branded fast-food locations.

Gasoline sales in the current year's second quarter were $33.5 million compared to $32.3 million in the second quarter of fiscal year 1995, an increase of $1.2 million, or 3.9%. This increase is primarily the result of a 3.0% increase in gallons sold at comparable stores.

Other income increased by $309,000, primarily due to increased promotional allowances.

Gross profits on merchandise sales declined by $236,000, or 1.5%, in the second quarter of fiscal year 1996 compared to the same quarter in the prior year. This decline is largely the result of promotional activities initiated by the Company to maintain market share during the severe winter weather conditions which adversely affected sales, gross profits and operating expenses.

Gross profits on gasoline sales declined by $472,000, or 10.7%, in the current year's second quarter compared to the same quarter of fiscal year 1995, primarily the result of lower gross profit margins per gallon sold.

Selling expenses increased by $178,000, or 1.1%, in the second quarter of fiscal year 1996 over the same quarter in the prior year, primarily as a result of increased staffing and additional snow removal costs. The impact of these cost increases was somewhat offset by lower insurance costs in the period. General and administrative expense declined by $134,000, or 8.2%, due to reductions in compensation and employee benefit costs. Depreciation and amortization increased by $122,000, or 9.0%, as a result of additional depreciation expense related to convenience store improvements. Interest declined by $60,000, or 7.2%, primarily as a result of lower interest rates.

Earnings before income taxes in the second quarter of fiscal year 1996 were $399,000 compared to $906,000 in the prior year's second quarter. Income taxes declined by $201,000 as a result of lower pre-tax earnings. Net earnings for the second quarter of fiscal year 1996 were $307,000 lower than net earnings in the prior year's comparable quarter.


TWO QUARTERS ENDED APRIL 4, 1996 AND MARCH 30, 1995
- ---------------------------------------------------
Revenues in the first two quarters of fiscal year 1996 were $160.7 million compared to $153.1 million in the same period of fiscal year 1995.

Merchandise sales in the current year grew by $4.6 million, or 5.5%, from $83.8 million in the first two quarters of fiscal year 1995 to $88.4 million in fiscal year 1996. This increase is largely the result of a 1.8% increase in comparable store sales and sales for six additional days in the current year's period in comparison to the prior year.

Gasoline sales in the first two quarters of fiscal year 1996 were $70.8 million compared to $68.0 million in the same period of fiscal year 1995, an increase of $2.7 million, or 4.0%. This increase is the result of a 2.1% increase in gallons sold at comparable stores and sales for an additional six days in the current year period.

Gross profits on merchandise sales grew by $1.7 million, or 5.6%, due to higher sales volumes in the first two quarters of fiscal year 1996 compared to the same period in fiscal year 1995. Gross profit rates remained level as higher gross profits in the first quarter were offset by increased promotional activity in the second quarter.

Gasoline gross profits decreased 10.1%, or $982,000, largely due to a decrease of $.024 per gallon sold at the Company's convenience stores. The major factors causing the decline in profits from gasoline sales are rising costs over the last four months and the maintenance of market share in a competitive market area.

Selling expenses in the first two quarters of fiscal year 1996 grew by $1.4 million, or 4.4%, reflecting higher wage and snow removal costs reduced by lower insurance costs. General and administrative expense decreased by $112,000, or 3.4%, due primarily to reductions in employee benefit costs and legal fees. Depreciation and amortization increased by $237,000, or 8.8%, as a result of the depreciation of added convenience store improvements. Interest expense declined by $62,000, or 3.8%, reflecting lower second quarter interest rates.

Earnings before income taxes in the first two quarters of fiscal year 1996 were $2,617,000 compared to $3,006,000 for the same period of fiscal year 1995. Income taxes in the current year were proportionately lower due to lower pre-tax income. Net earnings declined by $252,000, or 13.2%, in the first half of fiscal year 1996 compared to fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash and interim credit facilities to acquire and construct new stores and renovate existing locations.

Capital requirements for the balance of fiscal year 1996 include debt and capital lease payments of approximately $1.7 million and capital expenditures of approximately $13.1 million. The Company anticipates that cash presently available and cash generated from operations will be sufficient to fulfill its cash requirements.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Uni-Marts, Inc. was held on February 22, 1996 at which the following matters were voted upon:

    (1) Election of three directors to serve until the Annual Meeting of Stockholders in 1999.
    (2)  Adoption of the Company's 1996 Equity Compensation Plan.
    (3) Amendment of the Company's existing Equity Compensation Plan to provide for grants of nonqualified stock options to nonemployee directors.
    (4)  Ratification of the appointment of independent auditors.

The results of the votes on the matters considered at the Annual Meeting of Stockholders are set forth below:

Election of directors:
                               Votes            Votes             Broker
                               "For"          "Withheld"         Non-Votes
                             ---------        ----------         ---------
Joseph V. Paterno            5,757,450            9,366              0
Charles C. Pearson, Jr.      5,763,188            3,628              0
Daniel D. Sahakian           5,762,921            3,895              0

Adoption of the Company's 1996 Equity Compensation Plan:

                               Votes         Votes        Votes       Broker
                               "For"       "Against"    "Abstain"    Non-Votes
                             ---------     ---------    ---------    ---------
                             4,055,857     1,110,704     10,368          0

Amendment of the Company's existing Equity Compensation Plan:

                               Votes         Votes        Votes       Broker
                               "For"       "Against"    "Abstain"    Non-Votes
                             ---------     ---------    ---------    ---------
                             4,623,519     1,112,090     10,096          0

Ratification of appointment of Deloitte & Touche LLP as independent auditors:

                               Votes         Votes        Votes       Broker
                               "For"       "Against"    "Abstain"    Non-Votes
                             ---------     ---------    ---------    ---------
                             5,762,549         2,921      2,346          0

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         10 Amendment No. 6 to Credit Agreement between the Bank Group and Uni-Marts, Inc. dated as of March 28, 1996.

         11    Statement regarding computation of per share earnings.

         27    Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended April 4, 1996.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       Uni-Marts, Inc.
                                            ------------------------------------
                                                        (Registrant)


                                            /S/ HENRY D. SAHAKIAN
Date May 15, 1996                           ------------------------------------
     -------------                          Henry D. Sahakian
                                            Chairman of the Board
                                            (Principal Executive Officer)


                                            /S/ J. KIRK GALLAHER
Date May 15, 1996                           ------------------------------------
     -------------                          J. Kirk Gallaher
                                            Executive Vice President, Director
                                            and Chief Financial Officer
                                            (Principal Accounting Officer)
                                            (Principal Financial Officer)

                         UNI-MARTS, INC. AND SUBSIDIARIES
                                   EXHIBIT INDEX


Number            Description                                         Page(s)
- ------            -----------                                         -------
  10              Amendment No. 6 to Credit Agreement between
                  the Bank Group and Uni-Marts, Inc. dated as
                  of March 28, 1996.                                   19-21

  11              Statement regarding computation of per share
                  earnings.                                            22-23

  27              Financial Data Schedule.                             24