Form 10-K405
period 1996-09-30
UNI MARTS INC
filed 1996-12-17
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                  September 30, 1996
                         -----------------------------------------------------
                                           OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                               ---------------------    ----------------------
Commission file number                         1-11556
                      --------------------------------------------------------
                                   UNI-MARTS, INC.
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)
           Delaware                                            25-1311379
------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

477 East Beaver Avenue, State College, PA                       16801-5690
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code       (814) 234-6000
                                                   ---------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange on
      Title of each class                               which registered
      -------------------                           ------------------------
   Common Stock, $.10 Par Value                     American Stock Exchange
-----------------------------------            -------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                                    None
------------------------------------------------------------------------------
                                 (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---       ---
Aggregate market value of the voting stock which consists solely of shares of common stock held by non-affiliates of the registrant as of December 2, 1996, computed by reference to the closing sale price of the registrant's common stock on such date: $30,149,441.

6,636,095 shares of Common Stock were outstanding at December 2, 1996.

                         This Document Contains 73 Pages.

                       DOCUMENTS INCORPORATED BY REFERENCE


(1) Portions of the Company's Proxy Statement, in connection with the Annual Meeting of Stockholders expected to be held in February 1997, are incorporated into Part III.

(2) A portion of the Company's Definitive Proxy Statement for the February 25, 1988 Annual Meeting of Stockholders, filed on January 28, 1988, is incorporated into Part IV.

(3) A portion of the Company's Definitive Proxy Statement for the February 22, 1996 Annual Meeting of Stockholders, filed on January 25, 1996, is incorporated into Part IV.

(4) Portions of the Company's Current Report on Form 8-K, dated December 20, 1991, are incorporated into Part IV.

(5) A portion of the Company's Annual Report on Form 10-K for the year ended September 30, 1989, filed on December 27, 1989, is incorporated into
     Part IV.

(6) A portion of the Company's Annual Report on Form 10-K for the year ended September 30, 1990, filed on December 20, 1990, is incorporated into
     Part IV.

(7) A portion of the Company's Annual Report on Form 10-K for the year ended September 30, 1993, filed on December 29, 1993, is incorporated into
     Part IV.

(8) Portions of the Company's Annual Report on Form 10-K for the year ended September 30, 1994, filed on December 23, 1994, are incorporated into
     Part IV.

(9) A portion of the Company's Annual Report on Form 10-K for the year ended September 30, 1995, filed on December 29, 1995, is incorporated into Part IV.

(10) Portions of the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1993, filed on May 15, 1993, are incorporated into Part IV.

(11) Portions of the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1995, filed on May 12, 1995, are incorporated into Part IV.

(12) A portion of the Company's Quarterly Report on Form 10-Q for the period ended April 4, 1996, filed on May 15, 1996, is incorporated into Part IV.

(13) A portion of the Company's Registration Statement on Form S-8, File No. 33-9807, filed on July 10, 1991, is incorporated into Part IV.

PART I.

ITEM 1.  BUSINESS.

COMPANY OVERVIEW


Since its initial public offering in 1986, when it operated 208 convenience stores, the Company has expanded, primarily through acquisitions of groups of stores. The Company currently operates 405 convenience stores in Pennsylvania, Virginia, New York, New Jersey, Delaware and Maryland, of which 298 sell gasoline. Most of the stores are located in small towns and rural locations where costs of operation are generally lower than in urban areas. Most Company stores located in urban and suburban areas have been acquired and are generally leased on a long-term basis.


The size of the Company's stores ranges from approximately 1,200 to 3,300 square feet, with newly constructed stores generally having over 3,000 square feet. The Company's most recently opened location is 10,000 square feet in size. Typically, the stores offer a complete line of over 3,000 popular consumer items. In addition, the Company offers products designed to increase store traffic, such as branded fast foods as well as services, including lottery tickets, free check cashing and automated teller machines ("ATMs"). The Company allows store management to tailor the merchandise mix to fit the needs of each store's community. The Company believes that this results in customer loyalty and a more stable profit margin.


Certain statements contained in this report contain forward-looking information. Although Uni-Marts, Inc. believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include volatility of gasoline prices, merchandise margins, customer traffic and weather conditions.


The following table shows the geographic distribution of the Company's stores as of September 30, 1996:
                                Company-
                                operated     Franchise    Total

Pennsylvania                      285           27         312
Virginia                           53            1          54
Western New York                   23                       23
Southern New Jersey                              8           8
Delaware                            5                        5
Maryland                            3                        3
                                  ---          ---         ---
                                  369           36         405
                                  ===          ===         ===

The Company commenced its convenience store operations in 1972 and was incorporated in Delaware in 1977. In 1986, the Company's shares were distributed in a tax-free spin-off to the holders of the stock of Unico Corporation, formerly the Company's parent. The Company's executive offices are located at 477 East Beaver Avenue, State College, PA 16801-5690 and its phone number is (814) 234-6000.

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


The convenience store industry is extremely fragmented. Currently, there are many external forces exerting considerable pressure on owners of independent and small convenience store chains. One of the major forces is the need to comply with environmental regulations for underground storage tanks. The large capital expenditures required to comply with environmental regulations are also affecting many operators of gasoline service stations. As a result of these forces, there have been and continue to be significant opportunities for consolidation in the industry.


Recent competitive trends across many retail sectors are having a positive influence on the convenience store industry as it changes the typical convenience store's merchandise mix in reaction to market conditions and customer preferences. In addition, convenience stores compete not only with other convenience stores but now also with gasoline distributors which have converted to convenience stores. To compete for a broader customer base, convenience stores are adding prepared foods and new services and improving store layouts to attract new customers. As consumer preferences and government regulations put pressure on tobacco sales, convenience store operators are improving gasoline dispensing facilities and installing branded fast-food outlets and ATMs. In addition, the convenience store industry has aggressively closed or remodeled underperforming stores.


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


     FOCUS ON RURAL AND SMALL-TOWN LOCATIONS. Most of the Company's stores are located in small towns and rural locations where costs of operation and levels of competition are generally lower than in urban and suburban markets. The Company's stores in these rural markets often serve as the community's "general store," providing the convenience of one-stop shopping for customers. As a result, the Company is able to provide a wide range of services and products at favorable margins. In addition, there tends to be significantly less employee turnover at the Company's rural and small-town stores.

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


     INSTALL BRANDED FAST-FOOD UNITS. The Company has been actively adding fast-food units such as Burger King, Arby's and Blimpie Subs and Salads to certain stores. The Company believes that the recognition associated with these names increases foot traffic and attracts new customers. To date the Company is operating 51 branded fast-food units within its stores, including 35 Blimpie Subs and Salads, 8 Arby's, 5 Burger Kings, 1 Taco Maker, 1 Fox's Pizza and 1 Manhattan Bagel. Of the remaining stores, approximately 175 have the potential to support fast-food units profitably. The Company plans to continue adding fast-food units in its existing and newly constructed stores.


     BUILD HIGH-VOLUME GASOLINE DISPENSING FACILITIES. The Company has been replacing its traditional gasoline pumping stations with state-of-the-art, multi-pump high-volume dispensing facilities, which include on-dispenser credit card readers and large well-lit canopies. The new dispensers are spaced farther apart and can dispense all grades of gasoline at a single dispenser, thereby enabling several customers to fuel their automobiles at the same time. In addition, the increased number of gasoline customers served by these new high-volume dispensing facilities is expected to generate additional customer traffic and merchandise sales. The Company has installed 30 high-volume gasoline dispensing facilities to date and 130 of the Company's remaining stores have the space necessary for these new high-volume facilities.


     OFFER ADDITIONAL TRAFFIC ENHANCING SERVICES. The Company offers various services at its stores, including the sale of lottery tickets, money orders and prepaid telephone cards, free check cashing and utility bill payments. In addition, the Company installed ATMs at 78 locations during fiscal year 1996 and plans to add additional locations in fiscal year 1997. The Company believes that the addition of these ATMs, like the addition of branded fast-food units and high-volume gasoline dispensing facilities, will serve to increase merchandise and gasoline sales.


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


     CONVENIENCE STORE MERCHANDISE SALES. The Company's stores offer dry grocery items, health and beauty aids, newspapers and magazines, lottery tickets, dairy products, candy, frozen foods, beverages, tobacco products, delicatessen foods, fountain drinks and hot coffee. In recent years, the Company has emphasized new merchandise sales such as prepared foods and branded fast foods to increase sales volume and customer traffic. In addition, the Company continues to add customer services, such as ATMs, prepaid telephone cards, free check cashing, utility bill payments, lottery ticket sales and money orders, all of which are designed to increase customer traffic. In addition, some stores offer a video rental program, as well as a variety of prepared and self-service fast foods, including freshly made sandwiches, hot dogs, pizza, fried chicken, freshly baked goods, frozen sandwiches, nachos and soups.


As part of the Company's strategy to increase branded fast foods, in fiscal year 1994, the Company entered into an agreement with Blimpie International ("Blimpie") to become an area developer (franchisor) for Blimpie Subs and Salads restaurants in Pennsylvania and western New York. During fiscal year 1996, the Company added 15 Blimpie branded installations to its stores. In addition, the Company added one Taco Maker, one Fox's Pizza, one Manhattan Bagel, two Burger Kings and five Arby's fast-food units to its stores in fiscal year 1996. The Company intends to add more branded fast-food units to its stores in the future.


     CONVENIENCE STORE GASOLINE SALES. Convenience store operations and merchandise sales are enhanced by self-service gasoline facilities, which the Company plans to include in as many new locations as possible and to add to existing stores where feasible. Sales of gasoline products at the Company's stores are affected by wholesale and retail price volatility, competition and marketing decisions. At September 30, 1996, the Company had 298 locations offering unleaded gasoline, with 157 of these locations also offering kerosene. All are branded self-service units, with 284 offering Getty gasoline pursuant to a petroleum supply agreement, entered into with Getty Petroleum Corp. ("Getty") in December 1991, and the balance offering other major brands.


COMPANY OPERATIONS


     STORE MANAGEMENT. Each Company-operated store is managed by a store manager. Store managers are compensated by salary, as well as incentive compensation programs on in-store sales volume and profitability. All Company stores are divided into groups of approximately eight stores by geographic area. Each group is managed by a store supervisor. A regional manager is responsible for a number of groups and their store supervisors. The regional managers report directly to the Director of Operations, who oversees the day-to-day operations of the stores. Managers, supervisors and regional managers are compensated in part through incentive programs which provide for quarterly bonuses based on increased profitability of the stores. The number of full-time and part-time employees per store depends on the sales volume of the store and its hours of operation.

     FRANCHISES. The Company has 36 franchised stores which operate under various franchise agreements. Under all franchise agreements, the franchisee pays a royalty, which varies depending upon the agreement and whether the Company or the franchisee owns the convenience food store equipment. The royalty is based on the store's merchandise sales volume.


As part of its services to 26 franchise locations, the Company provides accounting services, merchandising and advertising assistance, store layout and design guidance, supplier and product selection and ongoing operational assistance. These franchisees are required to use the same internal control systems that the Company uses for the stores it operates. The Company's financial statements include the sales and costs of sales of these 26 franchised stores. The Company does not provide these services for ten franchise locations. The Company has periodically closed franchised stores and does not intend to grant new franchises except in connection with new acquisitions or in other special circumstances.


DISTRIBUTION AND SUPPLY


All 405 stores are serviced at least weekly by vendors. The Company does not distribute products to its stores itself. In order to minimize costs and facilitate deliveries, the Company utilizes a single wholesale distributor for most products, pursuant to a seven-year supply agreement. The Company believes that it could easily replace this distributor with one or more other distributors. Certain products, such as bakery items, dairy products, snacks, soft drinks, magazines and perishable products, are distributed by wholesale route salespeople. As part of the sale of its dairy operation in 1994, the Company entered into a 10-year supply agreement with the purchaser which provides for the Company's purchase of all dairy products sold at most of its Pennsylvania stores.


In 1991 the Company and Getty entered into a five-year gasoline supply agreement pursuant to which Getty supplies gasoline products to substantially all of the Company's convenience stores offering self-service gasoline. During fiscal year 1996, the Company negotiated an extension of the petroleum supply agreement with Getty that extends the agreement until December 31, 1997.


MANAGEMENT CONTROLS AND INFORMATION SYSTEMS


The Company is developing an internal automation system which includes point-of-sale ("POS") scanning. The system is designed to improve the timeliness and accuracy of management information, reduce paperwork at the store level and enhance cash, pricing and inventory controls. As of September 30, 1996, installation of this new POS scanning system was completed in 39 stores, with plans to add additional locations during fiscal year 1997.


The Company utilizes its current computer systems for inventory and accounting control, financial record-keeping and management reporting, allowing management to monitor closely and evaluate store operations. The Company's computer systems are also programmed to identify variances from budgeted amounts by store on a monthly and year-to-date basis. In addition, profit and loss statements by store compare the current year's results for the month and year-to-date to the previous year's comparable periods.

Store managers are responsible for placing orders for grocery, tobacco, frozen food and non-food items directly into the central computer system of the Company's wholesale supplier. The computer systems are designed to compare current orders with historical order levels and to reject orders which appear to be incorrect. Orders and receiving reports are reviewed by store supervisors. Invoices are reviewed and compared to receiving reports by the Company's accounting personnel and are paid centrally.


The Company's inventory control system is designed to ensure that stores are adequately stocked, inventories are maintained at levels which minimize carrying costs and slow-moving items are identified. As part of the inventory control system, store management personnel conduct approximately 12 physical inventories at each store per year. The physical inventory, coupled with the computer systems, enables the Company to monitor each store's operating performance on a continuing basis. In addition, the Company's internal audit department, among other things, conducts periodic inventories at a sampling of stores and reports the results to the Audit Committee of the Company's Board of Directors.


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


ENVIRONMENTAL COMPLIANCE AND REGULATION


The Company's gasoline operations are subject to federal, state and local environmental laws and regulations primarily relating to the underground storage tanks. The United States Environmental Protection Agency (the "EPA") has established standards for owners and operators of underground storage tanks ("USTs") relating to, among other things: (i) maintaining leak detection systems; (ii) upgrading UST systems; (iii) implementing corrective action in response to releases; (iv) closing out-of-use USTs to prevent future releases;
(v) maintaining appropriate records; and (vi) maintaining evidence of financial responsibility for corrective action and compensating third parties for bodily injury and property damage resulting from UST releases. All states in which the Company operates also have adopted these regulatory programs.


Under current federal and certain state regulatory programs, the Company is obligated to upgrade or replace all noncomplying underground storage tanks it owns or operates to meet corrosion protection and overfill/spill containment standards by 1998. The Company has evaluated each of its stores which sell gasoline to determine the type of expenditures required to comply with these and other requirements under the federal and state UST regulatory programs.


Management believes that the Company is currently in material compliance with all applicable federal and state laws and regulations. The Company has spent substantial amounts of money to upgrade all of its underground storage tanks to meet the applicable standards and requirements and intends to expend approximately $2.0 million over the next two fiscal years to maintain compliance. The Company has adopted a program to ensure that new gasoline installations comply with federal and state regulations and that existing locations are upgraded if required under these regulations. For a discussion of the capital expenditures planned for environmental compliance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


GOVERNMENTAL REGULATION


In addition to the laws and regulations referred to under "Environmental Compliance and Regulation," certain other aspects of the Company's business are governed by federal, state and local statutes. As a franchisor, the Company is also subject to federal and state laws governing franchising, which include, among other matters, the commencement and termination of franchises.


Management believes that the Company is currently in material compliance with all applicable federal and state laws and regulations.


TRADEMARKS


The name "UNI-MART" and the Company's UNI-MART logo were registered with the U.S. Patent and Trademark Office as of May 31, 1983, and are owned by and licensed from Uni-Marts of America, Inc., a wholly owned subsidiary of the Company.


EMPLOYEES


As of September 30, 1996, the Company had approximately 2,850 employees, approximately 1,280 of which were full-time. The Company believes that its employee relations are good. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES.


The following table sets forth certain information with respect to administrative and storage facilities owned or leased by the Company as of September 30, 1996:

                   Type of    Square
Location          Ownership   Footage   Use
--------          ---------   -------   ---
State College, PA  Leased      26,500   Administrative offices

State College, PA  Owned        5,400   Administrative offices

State College, PA  Leased       2,800   State Gas & Oil offices and
                                        garage

Oak Hall, PA       Leased      19,400   Storage facility

Pittsburgh, PA     Leased       3,400   Regional office and storage
                                        facility

Camp Hill, PA      Leased       3,700   Regional office and storage
                                        facility

Lancaster, PA      Leased       3,000   Regional office and storage
                                        facility

Roanoke, VA        Leased         500   Storage facility


The Company's above-referenced leased administrative offices and storage facility in State College and Oak Hall, PA, respectively, are leased from HFL Corporation. HFL Corporation is controlled by Henry D. Sahakian, the Company's Chairman of the Board and Chief Executive Officer, and his brother, Daniel D. Sahakian, a Director of the Company. The State Gas & Oil division offices and garage are leased from Unico Corporation, which is also controlled by Henry D. Sahakian and Daniel D. Sahakian.


Of the Company's 405 convenience store locations, 125 are owned by the Company, 10 are leased from affiliated parties and 270 are leased from unaffiliated parties. Most leases are for initial terms of five to ten years with renewal terms of five years available at the Company's option. Under most leases, the Company is responsible for the payment of insurance, taxes and maintenance. Of the leased locations, 10 are subleased to franchisees. Of the 270 stores leased from unaffiliated parties, 115 were leased from Getty in December 1991, of which 111 leases expire in December 1997. The Company also owns five gasoline service stations which are leased to unaffiliated operators. As of September 30, 1996, the Company had two stores under construction.

The Company's store leases expire as follows:

          Lease expiration date (1)     Number of facilities
          -------------------------     --------------------
                  1997                           12
                  1998                          123
                  1999                            3
                  2000                           10
                  2001 and later                132

------------------
(1) Most of the Company's leases have one or more renewal options at an agreed upon rental or fair market rental at the end of their initial terms. The table assumes the exercise of these renewal options.


The Company has generally renewed its leases prior to their expiration. Where renewals have not been available or the Company otherwise determines to change location, the Company generally has been able to locate acceptable alternative facilities.


The lease for the Company's executive offices in State College, Pennsylvania, expires in December 2000.


Management considers all properties currently in use, owned or leased, to be in good condition, well maintained and suitable for current operations.


ITEM 3.  LEGAL PROCEEDINGS.


The Company is not a party to any pending material legal proceeding. Under its risk-retention program, the Company is responsible for the first $300,000 of any workers' compensation claim and the first $250,000 of most other liability exposures.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


Not Applicable.


PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.


The Company's Common Stock is listed on the American Stock Exchange under the symbol "UNI." The transfer agent and registrar for shares of the Company's Common Stock is ChaseMellon Shareholder Services, L.L.C., Ridgefield Park, New Jersey. As of December 2, 1996, the Company had 6,636,095 shares of its Common Stock outstanding.

Set forth below is a table which shows the high and low sale prices as reflected on the American Stock Exchange and dividends paid on Common Stock for each quarter in the two most recent fiscal years.

                          FIRST    SECOND      THIRD     FOURTH
                         QUARTER   QUARTER    QUARTER    QUARTER
                         -------   -------    -------    -------
1996
----
Cash Dividends per share  $.0275    $.0300     $.0300     $.0300

Price Range:
     High                 9 5/8     8 5/8      8 3/8      8 1/4
     Low                  6 7/8     7 7/8      7 1/2      7 3/8



                          FIRST    SECOND      THIRD     FOURTH
                         QUARTER   QUARTER    QUARTER    QUARTER
                         -------   -------    -------    -------
1995
----
Cash Dividends per share  $.0275    $.0275     $.0275     $.0275

Price Range:
     High                 6         5 7/8      5 9/16     8
     Low                  4 3/4     5 1/8      5 1/4      5 3/4



Effective in January 1996, the Company elected to increase the quarterly dividends on its Common Stock to the rate of $.03 per share. However, there can be no assurance of future dividends because they are at the discretion of the Company's Board of Directors and are dependent on future earnings, capital requirements and financial condition. In addition, certain debt agreements may restrict the Company's ability to declare and pay dividends on Common Stock. The amount of retained earnings available for such dividends at September 30, 1996 was $7,106,400.

At December 2, 1996, the Company had approximately 414 stockholders of record of Common Stock. The Company believes that approximately 47 percent of its Common Stock is held in street or nominee names.

   ITEM 6.  SELECTED FINANCIAL DATA.

                        SELECTED CONSOLIDATED FINANCIAL DATA
          (In thousands, except per share, per gallon and number of stores data)

   The following table of selected consolidated financial data of the Company, except for Operating Data, has been derived from the financial statements and related notes of the Company which have been audited by Deloitte & Touche LLP, Independent
   Auditors, as indicated in their report relating to the fiscal years ended September
   30, 1996, 1995 and 1994, included elsewhere in this report.  The data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.
                                        Fiscal Year Ended September 30,
                                   1996     1995     1994     1993     1992
                                 -------- -------- -------- -------- --------
STATEMENTS OF EARNINGS DATE:
 Sales and other income by the
  Company and its franchisees:
   Merchandise sales             $182,482 $180,343 $181,331 $185,560 $180,223
   Gasoline sales                 148,829  143,690  132,215  130,891  118,833
   Dairy sales                          0        0   10,495   20,328   21,749
   Other income                     2,501    2,978    2,575    2,597    3,520
                                 -------- -------- -------- -------- --------
      Total                       333,812  327,011  326,616  339,376  324,325
 Cost of sales                    247,458  240,164  239,751  249,896  239,007
                                 -------- -------- -------- -------- --------
 Gross profit                      86,354   86,847   86,865   89,480   85,318
 Selling                           65,823   64,416   65,904   67,324   65,127
 General and administrative         6,971    6,915    6,462    6,889    6,394
 Depreciation and amortization      6,058    5,533    5,660    6,667    6,709
 Interest                           2,854    3,323    3,297    4,061    4,791
                                 -------- -------- -------- -------- --------
 Earnings before income taxes       4,648    6,660    5,542    4,539    2,297
 Income taxes                       1,677    2,506    1,877    1,417      784
                                 -------- -------- -------- -------- --------
 Net earnings                    $  2,971 $  4,154 $  3,665 $  3,122 $  1,513
                                 ======== ======== ======== ======== ========
 Earnings per share              $    .46 $    .66 $    .54 $    .46 $    .22
                                 ======== ======== ======== ======== ========
 Dividends per share             $  .1175 $  .1100 $  .1000 $  .1000 $  .1000
                                 ======== ======== ======== ======== ========
 Weighted average shares
   outstanding                      6,509    6,297    6,813    6,858    6,909
                                 ======== ======== ======== ======== ========


OPERATING DATA (CONVENIENCE STORES
 ONLY):
 Average, per store, for stores open
  two full years:
   Merchandise sales             $    456 $    448 $    441 $    426 $    420
   Gasoline sales                $    492 $    478 $    433 $    399 $    390
   Gallons of gasoline sold           477      468      468      436      406
 Gross profit per gallon of
  gasoline                       $   .120 $   .132 $   .117 $   .106 $   .108
 Total gallons of gasoline sold   144,059  139,842  139,512  136,820  119,032

 Number of stores open at year
  end                                 405      414      417      444      445
 Stores added                           2        3        3        2        2
 Stores added by acquisition                                              141
 Stores closed                         11        6       30        3       37

BALANCE SHEET DATA:
 Working capital                 $  1,663 $  2,330 $    981 $  2,923 $  2,552
 Total assets                     105,038   95,670   93,036  105,353  104,089
 Long-term obligations             38,964   33,343   32,954   40,028   45,781
 Stockholders' equity              36,062   32,579   28,803   29,222   26,627


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Matters discussed below should be read in conjunction with "Statements of Earnings Data" and "Operating Data (Convenience Stores Only)" on the preceding page.


The Company's revenues are derived primarily from sales of merchandise and gasoline at its 405 convenience stores. In recent years the sale of gasoline has become an increasingly significant part of the Company's revenues.
Gasoline sales as a percentage of total revenues have increased from 40.5% in fiscal year 1994 to 43.9% in fiscal year 1995 to 44.6% in fiscal year 1996. Average gasoline sales per store, for stores open two full years, have increased from approximately $433,000 in fiscal year 1994 to approximately $478,000 in fiscal year 1995 to approximately $492,000 in fiscal year 1996, as a result of the increase in the selling price per gallon and the increase in gallons sold. While the Company expects to sell more gallons as it continues to implement its strategy of adding high-volume gasoline dispensing facilities, the price of gasoline can be volatile, and there can be no assurance that an increase in sales volume will result in higher revenues or gross profits.


Average merchandise sales per store, for stores open two full years, have increased from approximately $441,000 in fiscal year 1994 to approximately $448,000 in fiscal year 1995 to approximately $456,000 in fiscal year 1996. This merchandise sales growth trend is primarily the result of increased sales of branded fast-food items and the enhancement of in-store traffic enhancing services, such as the sale of lottery tickets, money orders and prepaid telephone cards, utility bill payments, ATMs and free check cashing. The Company intends to continue to add fast-food units to its stores as well as other services designed to enhance in-store traffic. Tobacco sales represented approximately 27% of total merchandise sales in each of the last three fiscal years. There has been volatility in selling prices as a result of competition among cigarette manufacturers. Since the Company expects this volatility to continue, it has sought increased sales of other merchandise to offset the uncertainty in cigarette sales.


The Company has grown primarily through acquisitions of groups of convenience stores. Following acquisitions, the Company consolidates by closing redundant or underperforming stores. Periodically, the Company has converted franchised stores to Company-operated locations. In general, the Company does not intend to expand the number of franchised stores it operates, except in connection with acquisitions or other special circumstances.


In connection with the Company's strategy to focus on expanding its convenience stores, the Company made a strategic decision to dispose of its dairy operation. In April 1994, the Company consummated the sale of the dairy operation for approximately $6.4 million. The cash proceeds of the sale were primarily used for capital expenditures, including remodeling, modernizing stores and adding branded fast-food units.

Convenience stores selling gasoline have been heavily affected by environmental regulations principally concerning underground storage tanks, which require large capital expenditures in order to achieve compliance. In the late 1980's, the Company made significant expenditures to meet, and exceed, applicable standards. Management believes that the Company is currently in compliance with all applicable federal and state environmental laws and regulations and expects to make necessary expenditures in the future to maintain compliance.
In addition, the Company has adopted a program to ensure that new gasoline installations comply with federal and state regulations.

RESULTS OF OPERATIONS


The following table sets forth the percentage relationship of certain expense items to total revenues. Since the Company's franchise agreements for 26 of the Company's 36 franchise locations permit the Company to exercise complete control over the operations of these 26 franchised stores and the Company bears the attendant risks of ownership, the results of operations include sales and related cost of sales of stores operated by these franchisees. It should be noted that the primary factors influencing the percentage relationship of cost of sales to revenues are the volatility of gasoline prices and the proportional increase in the number of stores selling gasoline. On a percentage basis, the gross profit on gasoline sales is significantly less than the gross profit on merchandise sold in the convenience stores.

                                   Fiscal Year Ended September 30,
                                      1996      1995       1994
                                     ------    ------     ------
Revenues:
  Merchandise sales                   54.7%     55.2%      55.5%
  Gasoline sales                      44.6      43.9       40.5
  Dairy sales                          0.0       0.0        3.2
  Other income                         0.7       0.9        0.8
                                     -----     -----      -----
Total revenues                       100.0     100.0      100.0
Cost of sales                         74.1      73.4       73.4
                                     -----     -----      -----
Gross profit:
  Merchandise (as a percentage of
   merchandise sales)                 36.2      36.0       35.4
  Gasoline (as a percentage of
   gasoline sales)                    11.9      13.2       12.9
  Dairy products (as a percentage of
   dairy sales)                        0.0       0.0       29.8

Total gross profit                    25.9      26.6       26.6

Costs and expenses:
  Selling                             19.7      19.7       20.2
  General and administrative           2.1       2.1        2.0
  Depreciation and amortization        1.8       1.7        1.7
  Interest                             0.9       1.0        1.0
                                     -----     -----      -----
Total expenses                        24.5      24.5       24.9
                                     -----     -----      -----
Earnings before income taxes           1.4       2.1        1.7
Income taxes                           0.5       0.8        0.6
                                     -----     -----      -----
Net earnings                           0.9%      1.3%       1.1%
                                     =====     =====      =====

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995


During fiscal year 1996, the Company opened two new stores including a 10,000 square foot location which includes several types of fast-food operations, a mailing center, a bank and a car wash. The Company also closed ten underperforming locations and one location which was replaced by one of the new stores. Total revenues were $333.8 million in fiscal year 1996, compared to $327.0 million in fiscal year 1995, an increase of $6.8 million, or 2.1%.


Although the Company had fewer stores in operation, merchandise sales increased by $2.1 million, or 1.2%, to $182.5 million in the current fiscal year from $180.3 million in fiscal year 1995. This increase is due to increased sales levels per store which is partially due to additional fast-food locations. Merchandise sales at comparable stores increased 1.1%.


Gasoline sales increased $5.1 million, or 3.6%, from $143.7 million in the prior fiscal year to $148.8 million in fiscal year 1996. The gasoline sales increase is due to the sale of additional gallons of gasoline as well as a slight increase in the retail selling price per gallon.


In fiscal year 1996, gross profits on merchandise sales were $66.1 million compared to $64.9 million in the prior fiscal year, an increase of $1.2 million, or 1.9%. This increase is due to the higher sales volume as well as slightly higher gross profit rates.


Gross profits on gasoline sales declined $1.2 million, or 6.4%, from $19.0 million in fiscal year 1995 to $17.8 million in the current fiscal year. This decline is the result of a decrease in gross profits per gallon of gasoline sold at the Company's stores from $0.132 in fiscal year 1995 to $0.120 in fiscal year 1996.


Other income decreased $500,000, to $2.5 million in fiscal year 1996 from $3.0 million in the prior fiscal year, largely due to lower rental income and promotional allowances.


Selling expenses of $65.8 million in fiscal year 1996 were $1.4 million, or 2.2%, higher than selling expenses of $64.4 million in fiscal year 1995, primarily the result of increased staffing and maintenance costs. General and administrative expense increased by $56,000, or 0.8%, due largely to higher professional fees. Depreciation and amortization expense increased $525,000, or 9.5%, due to additional depreciation of convenience store capital expenditures. Interest expense declined by $468,000, due largely to lower interest rates, interest capitalization and lower average debt levels.


Primarily as a result of a $493,000 reduction in gross profits and the $1.4 million increase in selling expenses, earnings before income taxes in fiscal year 1996 declined by $2.0 million, or 30.2%, from $6.7 million in fiscal year 1995 to $4.6 million in the current fiscal year. Income taxes decreased by $829,000 due to lower pre-tax income. Net earnings declined by $1.2 million to $3.0 million, or $0.46 per share, in fiscal year 1996 from $4.2 million, or $0.66 per share, in fiscal year 1995.

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


Because the Company had fewer stores in operation, merchandise sales decreased by $987,000, or 0.5%, from $l81.3 million in fiscal year 1994 to $180.3 million in fiscal year 1995. Merchandise sales at comparable stores increased by 0.9%.


Gasoline sales increased $11.5 million, or 8.7%, from $132.2 million in fiscal year 1994 to $143.7 million in fiscal year 1995. The gasoline sales increase is due primarily to higher retail selling prices per gallon sold.


Gross profits on merchandise sales in fiscal year 1995 were $725,000 higher compared to fiscal year 1994 due to higher gross profit rates. As a percentage of merchandise revenues, gross profits increased from 35.4% in fiscal year 1994 to 36.0% in fiscal year 1995, primarily as a result of a differing mix of merchandise sold, which included higher margin items such as branded fast food.


Gross profits on gasoline sales increased by $2.0 million, or 11.6%, in fiscal year 1995 compared to fiscal year 1994 as a result of an increase in gross profits per gallon sold at the Company's convenience stores. Gross profits per gallon sold increased from $0.117 in fiscal year 1994 to $0.132 in fiscal year 1995, the result of favorable trends in wholesale gasoline price fluctuations. As a percentage of gasoline revenues, gross profits increased from 12.9% in fiscal year 1994 to 13.2% in fiscal year 1995.


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

                                   (In thousands, except per share data)

                                              QUARTER ENDED
                      ------------------------------------------------------------------------------------------
                      Dec. 29,      Mar. 30,     June 29,      Sep. 30,    Jan. 4,   Apr. 4,   July 4,   Sep. 30,
                        1994          1995         1995          1995        1996     1996      1996      1996
Revenues:
  Merchandise sales   $43,608       $40,163      $46,479       $50,093     $46,362   $42,050   $47,513   $46,557
  Gasoline sales       35,749        32,299       37,049        38,593      37,219    33,550    40,833    37,227
  Other income            547           689        1,398           344         553       998       479       471
                      -------       -------      -------       -------     -------   -------   -------   -------
Total revenues         79,904        73,151       84,926        89,030      84,134    76,598    88,825    84,255

Cost of sales          58,421        52,645       63,176        65,922      61,192    56,493    66,351    63,422
                      -------       -------      -------       -------     -------   -------   -------   -------
Gross profit           21,483        20,506       21,750        23,108      22,942    20,105    22,474    20,833

Costs and expenses:
  Selling              15,628        15,783       16,444        16,561      16,833    15,961    16,636    16,393
  General &
   administrative       1,631         1,638        1,831         1,815       1,653     1,505     1,826     1,987
  Depreciation &
   amortization         1,337         1,346        1,386         1,464       1,453     1,467     1,498     1,640
  Interest                787           833          796           907         785       773       793       503
                      -------       -------      -------       -------     -------   -------   -------   -------
Earnings before
 income taxes           2,100           906        1,293         2,361       2,218       399     1,721       310

Income taxes              756           345          500           905         820       145       609       103
                      -------       -------      -------       -------     -------   -------   -------   -------
Net earnings          $ 1,344       $   561      $   793       $ 1,456     $ 1,398   $   254   $ 1,112   $   207
                      =======       =======      =======       =======     =======   =======   =======   =======
Earnings per share    $  0.21       $  0.09      $  0.13       $  0.23     $  0.22   $  0.04   $  0.16   $  0.03
                      =======       =======      =======       =======     =======   =======   =======   =======
Weighted average shares
  outstanding           6,279         6,291        6,303         6,316       6,368     6,727     6,776     6,649
                      =======       =======      =======       =======     =======   =======   =======   =======



LIQUIDITY AND CAPITAL RESOURCES


Net cash provided by operating activities was $5.8 million for the year ended September 30, 1996, as compared to $10.9 million for fiscal year 1995. The decrease was principally due to lower net income in 1996 and increases in inventories and prepaid expenses.


Net cash used in investing activities was $17.7 million for fiscal year 1996 as compared to $8.4 million for fiscal year 1995. Purchases of property, equipment and improvements, consisting primarily of building two new stores, remodeling existing stores and purchasing two existing stores, were $17.3 million in fiscal year 1996 and $8.6 million in fiscal year 1995.


Net cash provided by financing activities was $5.8 million in fiscal year 1996 as compared to cash used by financing activities of $3.7 million in fiscal year 1995. The difference of $9.5 million is largely due to additional borrowings of $10.0 million in fiscal year 1996.


Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not require large amounts of working capital. The Company has budgeted approximately $12 million in fiscal year 1997 for capital expenditures, including construction of new stores, remodeling and upgrading of existing stores and gasoline dispensing facilities and environmental compliance. In addition, the Company anticipates debt and capital lease payments of approximately $3.4 million in fiscal year 1997.


On December 26, 1995, the Company signed an agreement with its bank group to borrow $10 million on an interest-only basis for a period of three years. Proceeds from the loan were used to complete major remodels, including the addition of branded fast-food units to existing stores, upgrading gasoline dispensing facilities to high-volume pumping units, and new store construction. The Company has available $5.8 million under existing credit agreements at September 30, 1996.


The Company anticipates that cash presently available and cash generated from operations and bank credit facilities will be sufficient to fulfill its cash requirements in fiscal year 1997 and for the foreseeable future.


IMPACT OF INFLATION


The Company believes that inflation has not had a material effect on its results of operations in recent years. Generally, increases in the Company's cost of merchandise can be quickly reflected in higher prices of goods sold. However, the upward movement of gasoline costs may have short-term negative effects on profit margins, since the Company's ability to raise gasoline prices can be limited due to competition from other self-service gasoline outlets. In addition, fluctuation of gasoline prices can limit the ability of the Company to maintain stable gross margins.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Stockholders
Uni-Marts, Inc.
State College, Pennsylvania


We have audited the accompanying consolidated balance sheets of Uni-Marts, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Uni-Marts, Inc. and subsidiaries as of September 30, 1996 and 1995 and the results of their operations and their cash flows for each of three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.




/S/ DELOITTE & TOUCHE LLP

October 24, 1996

                        UNI-MARTS, INC. AND SUBSIDIARIES
                        --------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                 September 30,
                                              1996           1995
                                          ------------   -----------
     A S S E T S
     -----------
CURRENT ASSETS:
  Cash                                    $  1,207,929   $ 7,325,513
  Marketable equity securities                 387,282       434,508
  Accounts receivable - less allowances of
    $74,600 and $123,800                     2,826,887     2,411,984
  Inventories                               17,807,998    15,564,752
  Prepaid and current deferred taxes         2,491,978     1,563,670
  Prepaid expenses and other                 1,560,816       885,684
                                          ------------   -----------
     TOTAL CURRENT ASSETS                   26,282,890    28,186,111


NET PROPERTY, EQUIPMENT AND IMPROVEMENTS    71,794,100    60,258,913


NET INTANGIBLE AND OTHER ASSETS              6,960,752     7,224,839
                                          ------------   -----------
     TOTAL ASSETS                         $105,037,742   $95,669,863
                                          ============   ===========


                        UNI-MARTS, INC. AND SUBSIDIARIES
                        --------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Continued)

                                                 September 30,
                                               1996          1995
                                           ------------  -----------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                         $ 15,389,440  $15,915,088
  Accrued expenses                            5,852,143    6,560,360
  Current maturities of long-term debt        3,272,957    3,272,958
  Current obligations under capital leases      105,071      108,053
                                           ------------  -----------
     TOTAL CURRENT LIABILITIES               24,619,611   25,856,459

LONG-TERM DEBT, less current maturities      38,343,024   32,616,236

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                       620,871      726,545

DEFERRED TAXES                                2,394,700    2,876,400

DEFERRED INCOME AND OTHER LIABILITIES         2,997,125    1,015,521

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 a share:
    Authorized 15,000,000 shares
    Issued 7,279,684 and 7,042,886
    shares, respectively                        727,968      704,289

  Additional paid-in capital                 24,287,858   23,134,580

  Retained earnings                          14,696,776   12,494,863

  Less unrealized loss on securities      (      54,401)           0
                                           ------------  -----------
                                             39,658,201   36,333,732
  Less treasury stock, at cost - 621,197
    and 697,421 shares of Common Stock,
    respectively                          (   3,595,790)(  3,755,030)
                                           ------------  -----------
                                             36,062,411   32,578,702
                                           ------------  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                               $105,037,742  $95,669,863
                                           ============  ===========




                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                        --------------------------------
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------


                                      Year Ended September 30,
                                   1996         1995         1994
                               ------------ ------------ ------------
REVENUES:
  Merchandise sales            $182,481,748 $180,343,639 $181,330,700
  Gasoline sales                148,829,207  143,689,680  132,215,444
  Dairy sales                             0            0   10,494,832
  Other income                    2,501,324    2,978,052    2,574,932
                               ------------ ------------ ------------
                                333,812,279  327,011,371  326,615,908
                               ------------ ------------ ------------
COSTS AND EXPENSES:
  Cost of sales                 247,457,964  240,164,720  239,750,829
  Selling                        65,822,709   64,416,108   65,904,333
  General and administrative      6,970,780    6,915,288    6,462,162
  Depreciation and amortization   6,058,030    5,532,744    5,659,881
  Interest                        2,854,552    3,322,550    3,296,480
                               ------------ ------------ ------------
                                329,164,035  320,351,410  321,073,685
                               ------------ ------------ ------------
EARNINGS BEFORE INCOME TAXES      4,648,244    6,659,961    5,542,223

INCOME TAXES                      1,677,200    2,506,200    1,877,100
                               ------------ ------------ ------------
NET EARNINGS                   $  2,971,044 $  4,153,761 $  3,665,123
                               ============ ============ ============
EARNINGS PER SHARE                 $.46         $.66         $.54
                                   ====         ====         ====
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING       6,509,458    6,297,362    6,813,408
                                  =========    =========    =========




















                    See notes to consolidated financial statements


                                               UNI-MARTS, INC. AND SUBSIDIARIES
                                               --------------------------------
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        -----------------------------------------------


                                   Common Stock
                                  Par Value $.10
                                      a share
                               Authorized 15,000,000     Unrealized        Additional
                                       Shares              Loss On          Paid-In    Retained         Treasury Stock
                                Shares         Amount    Securities         Capital     Earnings       Shares     Amount
                               ---------      --------   ----------       ----------- ------------    -------   ----------
Balance -October 1, 1993       6,973,498      $697,350                    $22,757,888  $ 6,042,889      92,049 ($  276,148)

  Purchase of treasury stock                                                                           661,670 ( 3,647,779)

  Issuance of common stock        23,000         2,300                        139,916                 ( 31,481)     94,446

  Net earnings                                                                           3,665,123

  Dividends ($.1000 per share)                                                        (    672,962)
                               ---------      --------   -------          -----------  -----------     -------  ----------
Balance - September 30, 1994   6,996,498       699,650         0           22,897,804    9,035,050     722,238 ( 3,829,481)

  Issuance of common stock        46,388         4,639                        236,776                 ( 24,817)     74,451

  Net earnings                                                                           4,153,761

  Dividends ($.1100 per share)                                                        (    693,948)
                               ---------      --------   -------          -----------  -----------     -------  ----------
Balance - September 30, 1995   7,042,886       704,289         0           23,134,580   12,494,863     697,421 ( 3,755,030)

  Purchase of treasury stock                                                                            94,075 (   754,457)

  Issuance of common stock       236,798        23,679                      1,153,278                 (170,299)    913,697

  Unrealized loss on securities                         ( 54,401)

  Net earnings                                                                           2,971,044

  Dividends ($.1175 per share)                                                        (    769,131)
                               ---------      --------   -------          -----------  -----------     -------  ----------
Balance - September 30, 1996   7,279,684      $727,968  ($54,401)         $24,287,858  $14,696,776     621,197 ($3,595,790)
                               =========      ========   =======          ===========  ===========     =======  ==========


























                       See notes to consolidated financial statements

                              UNI-MARTS, INC. AND SUBSIDIARIES
                              --------------------------------
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------

                                                     Year Ended September 30,
                                                 1996          1995          1994
                                             ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others    $335,079,196  $326,516,241   $328,770,047
  Cash paid to suppliers and employees      ( 325,132,418)( 309,676,039) ( 314,018,227)
  Net receipts for sales and purchases
   of trading equity securities                   455,289        45,267
  Dividends and interest received                  44,675       112,393        235,198
  Interest paid (net of capitalized
   interest of $297,000 in 1996)            (   2,892,365)(   3,258,761) (   3,342,457)
  Income taxes paid                         (   1,778,900)(   2,862,500) (   2,488,500)
                                             ------------  ------------   ------------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                5,775,477    10,876,601      9,156,061

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from sale of capital assets            268,124       297,939      4,195,118
  Purchase of property, equipment and
   improvements                             (  17,296,373)(   8,637,466) (   5,112,481)
  (Payments) receipts for sales and
   purchases of available-for-sale
   securities                               (     441,683)                     231,849
  Cash advanced for intangible and
   other assets                             (     371,287)(     260,965) (     368,112)
  Cash received for intangible and
   other assets                                   116,058       250,112         47,960
                                             ------------  ------------   ------------
     NET CASH USED IN INVESTING ACTIVITIES  (  17,725,161)(   8,350,380) (   1,005,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on revolving credit agreement    (   1,000,000)
  Additional long-term borrowings              10,000,000       250,000
  Principal payments on debt                (   3,381,869)(   3,430,753) (   7,100,539)
  Purchases of treasury stock               (      79,457)               (   1,684,734)
  Proceeds from issuance of common stock        1,062,557       140,728         62,000
  Dividends paid to stockholders            (     769,131)(     693,948) (     672,962)
                                             ------------  ------------   ------------
     NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                      5,832,100 (   3,733,973) (   9,396,235)
                                             ------------  ------------   ------------
NET DECREASE IN CASH                        (   6,117,584)(   1,207,752) (   1,245,840)

CASH AT BEGINNING OF YEAR                       7,325,513     8,533,265      9,779,105
                                             ------------  ------------   ------------
CASH AT END OF YEAR                          $  1,207,929  $  7,325,513   $  8,533,265
                                             ============  ============   ============


                              UNI-MARTS, INC. AND SUBSIDIARIES
                              --------------------------------
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
                                          (Continued)
                                                    Year Ended September 30,
                                               1996         1995        1994
                                            ----------  -----------  ----------
RECONCILIATION OF NET EARNINGS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:

NET EARNINGS                                $2,971,044  $ 4,153,761  $3,665,123

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization             6,058,030    5,532,744   5,659,881
   Net unrealized holding loss on trading
    securities                                               49,251
   Gain on sale of marketable securities                            (   120,515)
   Loss on sale of capital assets and other    150,545      143,668     280,651
   Change in assets and liabilities:
    (Increase) decrease in:
      Trading equity securities                434,508       88,407
      Accounts receivable                  (   414,903)(    243,335)  2,594,958
      Inventories                          ( 2,243,246)(    456,295)  1,413,586
      Prepaid expenses                     ( 1,669,640)(      4,199)    499,954
    Increase (decrease) in:
      Accounts payable and accrued expenses( 1,233,865)   2,004,689 ( 4,114,311)
      Deferred income taxes and other
       liabilities                           1,723,004 (    392,090)(   723,266)
                                            ----------  -----------  ----------
  TOTAL ADJUSTMENTS TO NET EARNINGS          2,804,433    6,722,840   5,490,938
                                            ----------  -----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES   $5,775,477  $10,876,601  $9,156,061
                                            ==========  ===========  ==========


     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
       AND FINANCING ACTIVITIES:

     During fiscal 1994, the Company accepted $1,308,000 worth of the Company's Common Stock as repayment of a note receivable from an officer.
     (See Note G)














                       See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


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

     (2)  Marketable Equity Securities -- Pursuant to Statement of
          Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") the Company's marketable equity securities are stated at fair value based on published quotes. Management determines the proper classification of investments in marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 1996 all securities were designated as available-for-sale, with unrealized gains and losses reported as a separate component of stockholders' equity.
          Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated Statements of Earnings. At September 30, 1995 all securities were designated as trading securities under the provisions of SFAS 115 and unrealized holding gains and losses are reflected in earnings. Marketable securities include the following:

                                              September 30,
                                             1996       1995
                                           --------   --------
          Available-for-sale securities:
            Cost                           $441,683   $      0
            Less unrealized holding losses   54,401          0
                                           --------   --------
            Fair value                     $387,282   $      0
                                           ========   ========

          Trading equity securities:
            Cost                           $      0   $483,759
            Less unrealized holding losses        0     49,251
                                           --------   --------
            Fair value                     $      0   $434,508
                                           ========   ========

     (3) Inventories -- The Company values its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method. Gasoline inventories are valued at the lower of cost (first-in, first-out method) or market.

     ------------------------------------------------------
     (4) Property, Equipment and Improvements -- Depreciation and amortization are calculated using the straight-line method over the useful lives of the related assets. Amortization of improvements to leased properties is based on the remaining terms of the leases or the estimated useful lives of such improvements, whichever is shorter. Interest costs incurred on borrowed funds during the period of construction of capital assets are capitalized as a component of the cost of acquiring those assets. The amount of interest capitalized in fiscal year 1996 was $297,000.

     (5) Intangible and Other Assets -- Intangible and other assets consist of the following:

                                           September 30,
                                         1996         1995
                                      -----------  -----------
          Goodwill                    $ 6,498,671  $ 6,498,671
          Lease acquisition costs       1,296,637    1,639,505
          Non-competition agreements    1,213,040    1,213,040
          Other                         1,986,989    1,694,767
                                      -----------  -----------
                                       10,995,337   11,045,983
          Less accumulated
          amortization                  4,034,585    3,821,144
                                      -----------  -----------
                                      $ 6,960,752  $ 7,224,839
                                      ===========  ===========

          Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations and is amortized on a straight-line basis over periods of 5 to 40 years. Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms. Non-competition agreements are amortized over the terms of the particular agreements. It is the Company's policy to periodically review and evaluate the recoverability of the intangible assets by assessing current and future profitability and cash flows and to determine whether the amortization of the balances over their remaining lives can be recovered through expected future results and cash flows. The Company must adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," ("SFAS 121") in fiscal year 1997. Adoption of SFAS 121 is not expected to have a significant effect on the financial position or results of operations of the Company.

     (6) Self-Insurance Reserves -- The Company assumes the risks for general liability and workers' compensation insurance exposures up to certain loss thresholds set forth in separate insurance contracts. The Company has established self-insurance reserves for these risks, which are recorded on a present value basis using the risk-free treasury rate of 6.0%, using actuarial valuations provided by independent companies. At September 30, 1996 and 1995, the Company had self-insurance reserves totaling $2,460,300 and $2,705,600, respectively.

     ------------------------------------------------------
     (7) Income Taxes -- The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). SFAS 109 requires the Company to compute deferred taxes on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates.

     (8) Operations -- The Company operates 405 convenience stores, 36 of which are operated by franchisees (39 in 1995 and 46 in 1994). During fiscal 1996, the results of operations include sales and costs of sales of 26 of these franchisees for which the Company exercises complete control and bears the attendant risks of ownership (28 in 1995 and 33 in 1994). Net sales of stores operated by these franchisees were $11,597,000 (1996), $13,057,200 (1995) and
          $14,163,600 (1994).

     (9) Earnings Per Share -- Earnings per share for the years ended September 30, 1996, 1995 and 1994 were calculated based on the weighted average number of shares of common stock outstanding. Common stock equivalents were not considered in the computation of earnings per share as the effect was not significant to the Company.

     (10) Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

     (11) New Accounting Pronouncements -- In October 1995, the Financial Accounting Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), which will be adopted by the Company in fiscal year 1997 as required by the statement. The Company has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS 123. When adopted, SFAS 123 will not have a significant effect on the Company's financial position or results of operations but will require the Company to provide expanded disclosure regarding its stock-based employee compensation plans.

     (12) Reclassifications -- Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the classifications used in 1996.

B.   PROPERTY, EQUIPMENT AND IMPROVEMENTS - AT COST:
     ----------------------------------------------

                                                             Estimated
                                       September 30,          Life in
                                     1996         1995         Years
                                 ------------ -----------    ---------
    Land                         $ 15,618,241 $14,823,317
    Buildings                      39,324,176  34,952,245     30-35
    Machinery and equipment        41,197,286  34,823,917      3-20
    Capitalized property and
      equipment leases              1,643,775   1,643,775      5-25
    Leasehold improvements         12,770,219  10,575,655      1-20
    Construction in progress        3,055,772     854,219
                                 ------------ -----------
                                  113,609,469  97,673,128

    Less accumulated depreciation
      and amortization             41,815,369  37,414,215
                                 ------------ -----------
                                 $ 71,794,100 $60,258,913
                                 ============ ===========


C.   INTERIM CREDIT FACILITIES:
      -------------------------
     The Company has a $13.5 million revolving credit agreement with a bank group at the bank's prime rate or a fixed rate option at the Company's election, with a maximum of $3.5 million available for issuance of letters of credit. The revolving credit facility is committed for a two-year period expiring February 28, 1998, or a later date as approved by the bank group. At September 30, 1996, borrowings of $5.0 million and letters of credit of $2.7 million were outstanding under the agreement.

D.   LONG-TERM DEBT:
     --------------
                                                           September 30,
                                                         1996        1995
                                                      ----------- -----------
    Term Loan.  Interest is paid at least quarterly.
      Principal on the note will be repaid in 16
      quarterly installments beginning October 31,
      1997.  The interest rate was 7.82% at
      September 30, 1996.                             $16,741,488 $16,741,488

    Term Loan.  Interest is paid at least quarterly.
      Principal on the note will be repaid in fiscal
      1999.  The interest rate was 7.82% at
      September 30, 1996.                              10,000,000

    Senior Notes of the Company.  Interest is paid
      in semiannual installments at a blended rate
      of 10.50%.  Principal on the notes will be
      repaid in five semiannual installments.           7,570,068  10,636,735

    Revolving Credit Agreement.  Interest is paid
      quarterly.  The interest rate was 8.25% at
      September 30, 1996.  (See Note C)                 5,000,000   6,000,000

    Mortgage Loans Payable.  Principal and interest
      are paid in monthly installments.  The loans
      expire in years 1999 through 2010 with interest
      ranging from 8.25% to 9.00%.  The blended
      interest rate was 8.57% at September 30, 1996.    2,304,425   2,510,971
                                                      ----------- -----------
                                                       41,615,981  35,889,194
    Less current maturities                             3,272,957   3,272,958
                                                      ----------- -----------
                                                      $38,343,024 $32,616,236
                                                      =========== ===========

     The mortgage loans are collateralized by $7,206,000 of property, at cost.

     Aggregate maturities of long-term debt during the next five years, including payments due in connection with the senior notes and the term loans, are as follows:

         September 30,
             1997                        $ 3,273,000
             1998                         12,529,900
             1999                         16,157,700
             2000                          4,691,600
             2001                          4,131,200
             Thereafter                      832,581
                                         -----------
                                         $41,615,981
                                         ===========

     Certain of the Company's debt agreements contain covenants which provide for the maintenance of minimum working capital and net worth as well as limitations on future indebtedness, sales and leasebacks and dispositions of assets. These agreements may restrict the Company's ability to declare and pay dividends on common stock. The amount of retained earnings available for such dividends at September 30, 1996 was $7,106,400.

E.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------
     (1) Leases -- The Company leases its corporate headquarters, a majority of its store locations and certain equipment. Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at September 30, 1996 are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses. Rental income in connection with the lease of certain properties is also provided. Such rental income was $1,128,500 in 1996, $1,221,700 in 1995 and
          $1,245,300 in 1994.


                                    Capital    Operating     Rental
                                    Leases      Leases       Income
                                  ----------  -----------  ----------
          1997                    $  196,400  $ 8,711,600  $  816,500
          1998                       167,700    4,826,100     471,100
          1999                       132,100    2,655,600     210,100
          2000                       139,900    1,988,800     171,700
          2001                       125,000    1,417,600     101,600
          Thereafter                 416,000    5,787,700     178,700
                                  ----------  -----------  ----------
          Total future minimum
            lease payments         1,177,100  $25,387,400  $1,949,700
          Less amount                         ===========  ==========
            representing interest    451,100
                                  ----------
          Present value of future
            payments                 726,000
          Less current maturities    105,100
                                  ----------
                                  $  620,900
                                  ==========

          Rental expense under operating leases was as follows:

                                     Year Ended September 30,
                                  1996         1995        1994
                               -----------  ----------- -----------
          Minimum rentals      $10,871,700  $10,537,700 $10,503,400
          Contingent rentals        84,500       98,800      87,500
                               -----------  ----------- -----------
                               $10,956,200  $10,636,500 $10,590,900
                               ===========  =========== ===========

     (2) Change of Control Agreements -- The Company has change of control agreements with its four executive officers pursuant to which each executive officer will receive remuneration of 2.99 times his base compensation if his employment is terminated due to a change of control as defined in the agreements. Remuneration which might be payable under these agreements has not been accrued in the consolidated financial statements as a change of control has not occurred.

F.   INCOME TAXES:
     ------------
      The provision for income taxes includes the following:


                                 Year Ended September 30,
                               1996        1995        1994
                            ----------  ----------  ----------
    Current tax expense:
      Federal               $1,895,800  $2,572,400  $2,129,600
      State                     40,000     290,100     358,900
                            ----------  ----------  ----------
                             1,935,800   2,862,500   2,488,500
                            ----------  ----------  ----------
    Deferred tax expense:
      Federal              (   126,200)(   214,200)(   343,300)
      State                (   132,400)(   142,100)(   268,100)
                            ----------  ----------  ----------
                           (   258,600)(   356,300)(   611,400)
                            ----------  ----------  ----------
                            $1,677,200  $2,506,200  $1,877,100
                            ==========  ==========  ==========

     Deferred tax liabilities (assets) are comprised of the following at September 30:

                               1996        1995        1994
                            ----------  ----------  ----------
    Depreciation            $3,928,900  $3,512,500  $3,460,800
                            ----------  ----------  ----------
    Gross deferred tax
      liabilities            3,928,900   3,512,500   3,460,800
                            ----------  ----------  ----------

    Insurance reserves     ( 1,085,400)( 1,120,100)(   766,400)
    Capital leases         (   107,600)(   119,600)(   130,700)
    Deferred compensation  (   268,100)(   211,900)(   171,500)
    Deferred income        (   816,300)(    91,600)(   173,800)
    Intangible assets      (   182,400)(   155,000)(   132,300)
    Deferred tax payments              (    96,200)
    Other                  (   110,500)(   100,900)(   112,600)
                            ----------  ----------  ----------
    Gross deferred tax
      assets               ( 2,570,300)( 1,895,300)( 1,487,300)
                            ----------  ----------  ----------
                            $1,358,600  $1,617,200  $1,973,500
                            ==========  ==========  ==========

     The financial statements include noncurrent deferred tax liabilities of $2,394,700 and $2,876,400 in 1996 and 1995, respectively, and current deferred tax assets of $1,036,100 and $1,259,200 which are included in prepaid and current deferred taxes. No valuation allowance is required because, based upon the weight of available evidence, it is more likely than not that all of the deferred tax assets will be realized.

     ------------------------
     A reconciliation of the provision for income taxes to an amount determined by application of the statutory federal income tax rate follows:

                                       Year Ended September 30,
                                     1996        1995        1994
                                  ----------  ----------  ----------
     Statutory rate               $1,580,400  $2,264,400  $1,884,400
     Increase (decrease)
       resulting from:
         Tax credits                                     (    82,500)
         Nondeductible items          66,200      83,000      76,800
         State taxes (net)       (    61,000)     97,700      59,900
         Other (net)                  91,600      61,100 (    61,500)
                                  ----------  ----------  ----------
     Tax provision                $1,677,200  $2,506,200  $1,877,100
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

     Certain directors and officers of the Company are also directors, officers and shareholders of Unico Corporation ("Unico"), formerly the Company's parent, and other affiliated companies. The following is a summary of significant transactions with these entities:

     (1) The Company leases six stores and certain other locations from Unico and leases it corporate headquarters and four additional locations from affiliates of Unico. Aggregate rentals in connection with these leases were $693,400 (1996), $700,300 (1995) and $887,000 (1994).

     (2) The Company charges an affiliate of Unico for general and administrative services provided. Such charges amounted to $11,100
         (1996), $10,400 (1995) and $9,900 (1994).

     (3) During fiscal year 1996, the Company purchased a store location from Unico at fair market value for $116,200.

     The Company received commissions from Coinfone Telecommunications, Inc. ("CTI") for coin-operated telephones installed at convenience store locations. The majority of the stock of CTI is beneficially owned or controlled by persons related to Henry D. Sahakian. Commissions received from CTI were $445,000 (1996), $310,300 (1995) and $241,400 (1994).

     In fiscal year 1995, the Company acquired property for $1,605,300 by exercising a property option that was controlled by Whitehall Associates, a partnership in which the Company was a partner. Bruce K. Heim, a director of the Company, is also a partner in a partnership which controls 75% of Whitehall Associates. The Company also paid rents to Whitehall Associates in the amounts of $86,300 (1995) and $129,800
     (1994).

      -------------------------------------

     In fiscal year 1996, the Company paid rents of $40,000 to Nicholas, Heim and Kissinger Associates, a partnership in which Bruce K. Heim is also a partner. The Company has also signed a commitment to purchase this property for $1,500,000 if certain conditions are met.

H.   RETRIEMENT SAVINGS AND INCENTIVE PLAN:
     -------------------------------------
     The Company has a contributory retirement savings plan covering all employees meeting minimum age and service requirements. The Company will match one-half of employee contributions up to 3% of the employee's compensation. The Company's contributions are invested in the Company's Common Stock. The Board of Directors may elect to make additional contributions to be allocated among all eligible employees in accordance with provisions of the plan. The retirement savings plan expense, which is funded currently, was $113,800 (1996), $111,100 (1995) and $116,000
     (1994).

I.   DEFERRED COMPENSATION PLAN AND PERFORMANCE UNIT PLAN:
     ----------------------------------------------------
     The Company has a nonqualified unfunded deferred compensation plan which permits key executives to elect annually (via individual contracts) to defer a portion of their compensation until their retirement, death or disability. The Company makes a 50% matching contribution not exceeding $5,000 annually per executive. The deferred compensation expense was $28,200, $27,000 and $24,700 for the years ended September 30, 1996, 1995 and 1994, respectively.

     The Company has recorded the assets and liabilities for the deferred compensation plan in the consolidated balance sheets because such assets and liabilities belong to the Company rather than to any plan or trust. The asset and matching liability of $747,500 and $568,000 at September 30, 1996 and 1995, respectively, include employee deferrals, accrued earnings and matching contributions of the Company.

     The Company also has a Performance Unit Plan to provide long-term incentives to senior executives. Under the Performance Unit Plan, the amount of compensation is determined over the succeeding three-year period based upon performance of the Company as well as individual goals for the senior executives. Compensation expense recognized under this plan was $99,200 and $100,000 for fiscal years 1996 and 1995, respectively.

J.   EQUITY COMPENSATION PLANS:
     -------------------------
     The Company has reserved 326,277 shares of common stock which can be issued in accordance with the terms of the Company's Equity Compensation Plan, as amended (the "Plan"). The Plan terminated on September 26, 1996 and was replaced by the 1996 Equity Compensation Plan (the "1996 Plan") discussed below.

     At the Annual Meeting of Stockholders held on February 22, 1996, the 1996 Plan was approved. The provisions of the 1996 Plan are similar to those of the Plan. The aggregate number of shares of common stock which may be issued shall not exceed 1,000,000 shares.

     Both the Plan and the 1996 Plan are collectively discussed as the "Plans" on the following page.

     -------------------------------------
     A committee of the Board of Directors has authority to administer the Plans, and the committee may grant qualified incentive stock options to employees of the Company, including officers, whether or not they are directors. The Plans also provide that all nonemployee directors will receive annual nonqualified stock option grants for 2,000 shares of common stock plus 500 shares for each full year the director has served as a member of the board, up to a maximum of 4,000 shares per grant, on the date of each annual meeting. Nonemployee directors will also receive grants of stock equal in value to and in lieu of two-thirds of the retainer due to such director. The Company granted 4,116 and 6,223 shares of common stock to nonemployee directors under the Plans during fiscal years 1996 and 1995, respectively. The exercise price of all options granted under the Plans may not be less than the fair market value of the common stock on the date of grant and the maximum allowable term of each option is ten years. For qualified stock options granted to any person who holds more than 10% of the voting power of the outstanding stock, the exercise price may not be less than 110% of the fair market value and the maximum allowable term is five years.

     Information regarding outstanding options is presented below. All options outstanding are exercisable except for options granted during the year ended September 30, 1996.

     Outstanding Options for Shares of Common Stock:

                               Outstanding Options    Price Per Share
                               -------------------    ---------------
    Balance, October 1, 1993        410,229           $2.50 to $7.00
    Granted                          58,770           $5.38 to $5.91
    Exercised                      ( 23,000)          $2.50 to $3.50
    Canceled                       ( 14,925)          $3.50 to $7.00
                                    -------
    Balance, September 30, 1994     431,074           $2.50 to $6.36
    Granted                          73,000           $5.38 to $5.63
    Exercised                      ( 40,165)          $2.50 to $6.36
    Canceled                              0
                                    -------
    Balance, September 30, 1995     463,909           $2.50 to $6.36
    Granted                          96,260           $7.00 to $8.50
    Exercised                      (232,682)          $2.50 to $6.36
    Canceled                       (  1,210)          $5.37
                                    -------
    Balance, September 30, 1996     326,277           $2.50 to $8.50
                                    =======
    Exercisable at
     September 30, 1996             230,017           $2.50 to $6.36
                                    =======
    Balance of Shares Reserved for
      Grant at September 30, 1996         0
                                    =======

K.   NONQUALIFIED STOCK OPTIONS:
     --------------------------
     On February 26, 1993, the Company made a one-time, special grant of nonqualified stock options to Henry D. Sahakian and Daniel D. Sahakian each to purchase 150,000 shares of common stock of the Company at a price of $4.50 per share in exchange for their relinquishment of effective voting control of the Company as a result of the elimination of the super-majority voting provisions of the Class B Common Stock. These nonqualified stock options are not related to the Company's Equity Compensation Plan. Henry D. Sahakian exercised his option during fiscal year 1996 by exchanging 84,375 shares of the Company's Common Stock valued at $675,000. Daniel D. Sahakian's stock option expires on February 25, 1998.


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

SUPPLEMENTARY FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                 1ST         2ND          3RD          4TH
                               QUARTER      QUARTER      QUARTER      QUARTER
                               -------      -------      -------      -------
Year Ended September 30, 1996
-----------------------------
 Revenues                    $84,134,611  $76,597,479  $88,824,832  $84,255,357
 Gross Profits                22,942,204   20,104,958   22,473,655   20,833,498
 Net Earnings                  1,398,228      254,278    1,111,807      206,731
 Earnings Per Share          $       .22  $       .04  $       .16  $       .03


Year Ended September 30, 1995
-----------------------------
 Revenues                    $79,903,832  $73,151,798  $84,925,491  $89,030,250
 Gross Profit                 21,483,072   20,506,236   21,749,543   23,107,800
 Net Earnings                  1,343,526      561,237      793,208    1,455,790
 Earnings Per Share          $       .21  $       .09  $       .13  $       .23


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


Not Applicable



PART III


In accordance with Instruction G(3), the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the Registrant's Definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after September 30, 1996, the end of the fiscal year covered by this report.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.


(A)  Financial Statements

The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

                                                                   PAGE(S)

     Report of Deloitte & Touche LLP, Independent Auditors            22

     Consolidated Balance Sheets - September 30, 1996 and 1995       23-24

     Consolidated Statements of Earnings for the years ended
     September 30, 1996, 1995 and 1994                                25

     Consolidated Statements of Stockholders' Equity for the years
     ended September 30, 1996, 1995 and 1994                          26

     Consolidated Statements of Cash Flows for the years ended
     September 30, 1996, 1995 and 1994                               27-28

     Notes to Consolidated Financial Statements                      29-39

     Supplementary Financial Information - Selected Quarterly
     Financial Data (Unaudited)                                       40


(B)  Reports on Form 8-K

Uni-Marts, Inc. filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended September 30, 1996.


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

    10.1 Uni-Marts, Inc. Amended and Restated Equity Compensation Plan (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference hereto).

    10.2 Uni-Marts, Inc. Stock Option Plan for Nonqualified Stock Options dated as of February 26, 1993 (Filed as exhibit 10.2 to the Annual Report of Uni-Marts, Inc. for the year ended September 30, 1993 and incorporated herein by reference thereto).

    10.3    Uni-Marts, Inc. Retirement Savings & Incentive Plan (Filed as
            Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 33-9807, and incorporated herein by reference thereto).

    10.4 Composite Conformed Copy of Note Agreements dated August 29, 1989 between four insurance companies and Uni-Marts, Inc. (Filed as Exhibit 10.14 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1989 and incorporated herein by reference thereto).

    10.5 Credit Agreement between the Bank Group and Uni-Marts, Inc. dated as of March 1, 1993 (Filed as Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1993 and incorporated herein by reference thereto).

    10.5(a) Amendment No. 1 to Credit Agreement between the Bank Group and Uni-
            Marts, Inc. dated as of March 21, 1994 (Filed as Exhibit 10.5(a) to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

    10.5(b) Amendment No. 2 to Credit Agreement between the Bank Group and Uni-
            Marts, Inc. dated as of July 1, 1994 (Filed as Exhibit 10.5(b) to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

    10.5(c) Third Amendment to Credit Agreement between the Bank Group and Uni-
            Marts, Inc. dated as of October 26, 1994 (Filed as Exhibit 10.5(c) to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

    10.5(d) Amendment No. 4 to Credit Agreement between the Bank Group and Uni-
            Marts, Inc. dated as of March 27, 1995 (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference thereto).

    10.5(e) Amendment No. 5 to Credit Agreement between the Bank Group and Uni-
            Marts, Inc. dated as of December 26, 1995 (Filed as Exhibit 10.5(e) to the Company's Annual Report on Form 10-K for the period ended September 30, 1995 and incorporated herein by reference thereto).

    10.5(f) Amendment No. 6 to the Credit Agreement between the Bank Group and
            Uni-Marts, Inc. dated as of March 28, 1996 (Filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended April 4, 1996 and incorporated herein by reference thereto).

    10.6 Form of Indemnification Agreement between Uni-Marts, Inc. and each of its Directors (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 25, 1988 Annual Meeting of Stockholders and incorporated herein by reference thereto).

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

     10.13 Second Amendment to Agreement to Lease Properties and Sell Assets between Getty and the Company dated June 28, 1996.

     10.14 Uni-Marts, Inc. 1996 Equity Compensation Plan (Filed as Exhibit A to Company's Definitive Proxy Statement for the February 22, 1996 Annual Meeting of Stockholders and incorporated herein by reference thereto).

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

                                      UNI-MARTS, INC.
                                      (Registrant)
                                           /S/ HENRY D. SAHAKIAN
                                      By:  ------------------------------
                                           Henry D. Sahakian
                                           Chairman of the Board
                                           (Principal Executive Officer)

                                           /S/ J. KIRK GALLAHER
                                      By:  ------------------------------
                                           J. Kirk Gallaher
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)
                                           (Principal Financial Officer)

                                      DATED: December 17, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

       SIGNATURE                     TITLE                 DATE
       ---------                     -----                 ----
/S/ HENRY D. SAHAKIAN
----------------------------- Chairman of the Board     December 17, 1996
Henry D. Sahakian
/S/ CHARLES R. MARKHAM
----------------------------- President and Director    December 17, 1996
Charles R. Markham
/S/ J. KIRK GALLAHER
----------------------------- Executive Vice President  December 17, 1996
J. Kirk Gallaher              and Director
/S/ G. DAVID GEARHART
----------------------------- Director                  December 17, 1996
G. David Gearhart
/S/ BRUCE K. HEIM
----------------------------- Director                  December 17, 1996
Bruce K. Heim
/S/ JEREMIAH A. KEATING
----------------------------- Director                  December 17, 1996
Jeremiah A. Keating
/S/ JOSEPH V. PATERNO
----------------------------- Director                  December 17, 1996
Joseph V. Paterno
/S/ CHARLES C. PEARSON, JR.
----------------------------- Director                  December 17, 1996
Charles C. Pearson, Jr.
/S/ DANIEL D. SAHAKIAN
----------------------------- Director                  December 17, 1996
Daniel D. Sahakian
/S/ MICHAEL J. SERVENTI
----------------------------- Director                  December 17, 1996
Michael J. Serventi

                   UNI-MARTS, INC. AND SUBSIDIARIES
                             EXHIBIT INDEX


Number       Description                                         Page(s)
------       -----------                                         -------
10.13        Second Amendment to Agreement to Lease Properties
             and Sell Assets between Getty and the Company
             dated June 28, 1996.                                 46-52

11           Statement regarding computation of per share
             earnings for the years ended September 30, 1995,
             1994 and 1993.                                        53

21           Subsidiary of the registrant.                         54

23           Consent of Deloitte & Touche LLP                      55

27           Financial Data Schedule                               56

99           Report on Form 11-K                                  57-73