Form 10-Q
period 1997-01-02
UNI MARTS INC
filed 1997-02-11
CIK 805020

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                  10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 January 2, 1997
                               ------------------------------------------------
                                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------
Commission file number                         1-11556
                       --------------------------------------------------------
                               UNI-MARTS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                                  25-1311379
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

477 East Beaver Avenue, State College, PA                           16801-5690
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                               (8l4) 234-6000
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                          -----        -----
6,630,043 Common Shares were outstanding at February 7, 1997.











                   This Document Contains 19 Pages.

                   UNI-MARTS, INC. AND SUBSIDIARY
                                INDEX


PART I.   FINANCIAL INFORMATION
-------------------------------
                                                           PAGE(S)

Item 1.  Financial Statements

         Consolidated Balance Sheets -
          January 2, 1997 and September 30, 1996            3-4

         Consolidated Statements of Earnings -
          Quarters Ended January 2, 1997 and
          January 4, 1996                                   5

         Consolidated Statements of Cash Flows -
          Quarters Ended January 2, 1997 and
          January 4, 1996                                   6-7

         Notes to Consolidated Financial Statements         8-10

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       11-14



PART II.  OTHER INFORMATION
---------------------------

Item 5.  Other Information                                 15

Item 6.  Exhibits and Reports on Form 8-K                  15

Exhibit Index                                              17

FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                    UNI-MARTS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS


                                                   January 2,    September 30,
                                                      1997           1996
                                                  ------------   -------------
                                                   (Unaudited)

                                ASSETS
CURRENT ASSETS:

  Cash                                            $  5,811,276    $  1,207,929
  Marketable equity securities (at market,
   cost $630,700 and $441,700)                         482,061         387,282
  Accounts receivable, less allowances
   of $88,800 and $74,600                            4,265,870       2,826,887
  Inventories                                       19,839,450      17,807,998
  Prepaid and current deferred taxes                 1,373,217       2,491,978
  Prepaid expenses and other                         1,355,018       1,560,816
                                                  ------------    ------------
    TOTAL CURRENT ASSETS                            33,126,892      26,282,890

PROPERTY, EQUIPMENT AND IMPROVEMENTS -
 at cost, less accumulated depreciation and
 amortization of $42,672,700 and
 $41,815,400                                        74,621,588      71,794,100

NET INTANGIBLE AND OTHER ASSETS                      6,852,846       6,960,752
                                                  ------------    ------------
    TOTAL ASSETS                                  $114,601,326    $105,037,742
                                                  ============    ============

                    UNI-MARTS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                              (CONTINUED)


                                                     January 2,  September 30,
                                                        1997         1996
                                                   ------------  -------------
                                                    (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

 Accounts payable                                  $ 16,493,049   $ 15,389,440
 Accrued expenses                                     6,624,262      5,852,143
 Current maturities of long-term debt                 8,836,759      3,272,957
 Current obligations under capital leases               101,692        105,071
                                                   ------------   ------------
    TOTAL CURRENT LIABILITIES                        32,055,762     24,619,611

LONG-TERM DEBT, less current maturities              40,694,034     38,343,024

OBLIGATIONS UNDER CAPITAL LEASES,
 less current maturities                                596,291        620,871

DEFERRED TAXES                                        2,536,400      2,394,700

DEFERRED INCOME AND OTHER LIABILITIES                 3,091,653      2,997,125

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Common Stock, par value $.10 a share:
  Authorized 15,000,000 shares
  Issued 7,279,684 and 7,279,684 shares,
  respectively                                          727,968        727,968

 Additional paid-in capital                          24,300,719     24,287,858

 Retained earnings                                   14,547,304     14,696,776

 Less unrealized loss on securities               (     148,682) (      54,401)
                                                   ------------   ------------
                                                     39,427,309     39,658,201
 Less Treasury Stock, at cost -
  643,234 and 621,197 shares of
  Common Stock, respectively                      (   3,800,123) (   3,595,790)
                                                   ------------   ------------
                                                     35,627,186     36,062,411
                                                   ------------   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $114,601,326   $105,037,742
                                                   ============   ============






            See notes to consolidated financial statements

                    UNI-MARTS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)


                                               QUARTER ENDED
                                         January 2,    January 4,
                                           1997          1996
                                        -----------   -----------
REVENUES:
 Merchandise sales                      $46,472,746   $46,362,304
 Gasoline sales                          42,319,924    37,219,136
 Other income                               616,357       553,171
                                        -----------   -----------
                                         89,409,027    84,134,611

COSTS AND EXPENSES:
 Cost of sales                           67,046,842    61,192,407
 Selling                                 17,698,593    16,833,562
 General and administrative               1,854,213     1,653,084
 Depreciation and amortization            1,813,019     1,452,925
 Interest                                   917,005       784,905
                                        -----------   -----------
                                         89,329,672    81,916,883
                                        -----------   -----------
EARNINGS BEFORE INCOME TAXES                 79,355     2,217,728

INCOME TAXES                                 29,700       819,500
                                        -----------   -----------
NET EARNINGS                            $    49,655   $ 1,398,228
                                        ===========   ===========
EARNINGS PER SHARE                      $      0.01   $      0.22
                                        ===========   ===========
DIVIDENDS PER SHARE                     $    0.0300   $    0.0275
                                        ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                6,642,450     6,367,878
                                        ===========   ===========






















            See notes to consolidated financial statements

                    UNI-MARTS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                  QUARTER ENDED
                                            January 2,     January 4,
                                               1997           1996
                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others   $88,055,110    $83,790,697
 Cash paid to suppliers and employees     ( 85,112,878)  ( 79,450,335)
 Net receipts for sales and purchases
  of trading equity securities                                455,332
 Dividends and interest received                 8,982         15,984
 Interest paid                            (  1,077,252)  (  1,039,672)
 Income taxes paid                              42,200   (    709,000)
                                           -----------    -----------
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                              1,916,162      3,063,006

CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets           23,187         17,768
 Purchase of property, equipment and
  improvements                            (  4,521,246)  (  1,427,325)
 Payments for purchases of available-for-
  sale securities                         (    189,060)
 Cash advanced for intangible and other
  assets                                  (     39,965)  (    228,483)
 Cash received for intangible and other
  assets                                        19,208         44,438
                                           -----------    -----------
    NET CASH USED IN INVESTING ACTIVITIES (  4,707,876)  (  1,593,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving credit
  agreement                                  5,000,000
 Additional long-term borrowings             4,500,000
 Principle payments on debt               (  1,613,147)  (  1,611,922)
 Purchases of treasury stock              (    292,665)
 Proceeds from issuance of common stock                       167,983
 Dividends paid to stockholders           (    199,127)  (    175,614)
                                           -----------    -----------
    NET CASH PROVIDED (USED) BY FINANCING
     ACTIVITIES                              7,395,061   (  1,619,553)
                                           -----------    -----------
NET INCREASE (DECREASE) IN CASH              4,603,347   (    150,149)
                                           -----------    -----------
CASH:
 Beginning of period                         1,207,929      7,325,513
                                           -----------    -----------
 End of period                             $ 5,811,276    $ 7,175,364
                                           ===========    ===========

                    UNI-MARTS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (CONTINUED)
                              (Unaudited)

                                                  QUARTER ENDED
                                            January 2,     January 4,
                                               1997           1996
                                           ------------   -----------
RECONCILIATION OF NET EARNINGS TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

NET EARNINGS                                 $   49,655    $1,398,228

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization               1,813,019     1,452,925
  Loss on sale of capital assets and other      124,822        27,513
  Change in assets and liabilities:
    (Increase) decrease in:
     Marketable equity securities                             434,508
     Accounts receivable                    ( 1,438,983)  (   263,087)
     Inventories                            ( 2,031,452)  ( 2,399,093)
     Prepaid expenses                         1,380,459       174,604
    Increase (decrease) in:
     Accounts payable and accrued expenses    1,838,314     2,112,290
     Deferred income taxes and other
      liabilities                               180,328       125,118
                                             ----------    ----------
      TOTAL ADJUSTMENTS TO NET EARNINGS       1,866,507     1,664,778
                                             ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES    $1,916,162    $3,063,006
                                             ==========    ==========



























            See notes to consolidated financial statements

                    UNI-MARTS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


A.  FINANCIAL STATEMENTS:

    The consolidated balance sheet as of January 2, 1997, the consolidated statements of earnings and the consolidated statements of cash flows for the quarters ended January 2, 1997 and January 4, 1996 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at January 2, 1997 and the results of operations and cash flows for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full year.


B.  INTANGIBLE AND OTHER ASSETS:

    Intangible and other assets consist of the following:

                                           January 2,     September 30,
                                              1997            1996
                                          -----------     -------------
    Goodwill                              $ 6,498,671       $ 6,498,671

    Lease acquisition costs                 1,197,174         1,296,637

    Non-competition agreements              1,213,040         1,213,040

    Other                                   2,008,555         1,986,989
                                          -----------       -----------
                                           10,917,440        10,995,337

    Less accumulated amortization           4,064,594         4,034,585
                                          -----------       -----------
                                          $ 6,852,846       $ 6,960,752
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

C.  INTERIM CREDIT FACILITIES:

    The Company has a $13.5 million revolving credit agreement with a bank group at the bank's prime rate or a fixed rate option at the Company's election, with a maximum of $3.5 million available for issuance of letters of credit. The revolving credit facility is committed for a two-year period expiring February 28, 1998 or a later date as approved by the bank group. At January 2, 1997, borrowings of $10.0 million and letters of credit of $2.7 million were outstanding under the agreement.


D.  LONG-TERM DEBT:
                                                January 2,   September 30,
                                                   1997          1996
                                               ------------  -------------
    Term Loan.  Interest is paid at least
     quarterly.  Principal on the note will
     be repaid in 16 quarterly installments
     beginning October 31, 1997.  The interest
     rate was 7.77% at January 2, 1997.         $16,741,488    $16,741,488

    Term Loan.  Interest is paid at least
     quarterly.  Principal on the note will be
     repaid in fiscal year 1999.  The interest
     rate was 7.77% at January 2, 1997.          10,000,000     10,000,000

    Term Loan.  Interest is paid at least
     quarterly.  Principal on the note will be
     repaid in fiscal year 1998.  The interest
     rate was 8.50% at January 2, 1997.           4,500,000

    Senior Notes of the Company.  Interest is
     paid in semiannual installments at a
     blended rate of 10.50%.  Principal on the
     the notes will be repaid in four semiannual
     installments.                                6,036,735      7,570,068

    Revolving Credit Agreement.  Interest is
     paid quarterly at the bank's prime rate or a
     fixed rate option at the Company's election.
     The blended interest rate was 7.80% at
     January 2, 1997.  (See Note C)              10,000,000      5,000,000

    Mortgage Loans Payable.  Principal and
     interest are paid in monthly installments.
     The loans expire in years 1999 through
     2010 with interest ranging from 8.25% to
     8.75%.  The  blended interest was 8.38%
     at January 2, 1997.                          2,252,570      2,304,425
                                                -----------    -----------
                                                 49,530,793     41,615,981
    Less current maturities                       8,836,759      3,272,957
                                                -----------    -----------
                                                $40,694,034    $38,343,024
                                                ===========    ===========

    The mortgage loans are collateralized by $7,211,300 of property, at cost.

    Certain of the Company's debt agreements contain covenants which provide for the maintenance of minimum working capital and net worth as well as limitations on future indebtedness, sales and leasebacks and dispositions of assets. These agreements may restrict the Company's ability to declare and pay dividends on common stock. The amount of retained earnings available for such dividends at January 2, 1997 was $6,646,300.

    Primarily due to lower than anticipated gross profits on gasoline sales during the first quarter of fiscal year 1997, at January 2, 1997 the Company was not in compliance with a certain financial covenant contained in its Senior Note Agreements and was granted a waiver by the holders of the Notes. If the current low level of gasoline gross profits continues, the Company may not be in compliance with this covenant at the second fiscal quarter ending April 3, 1997. The Company has no reason to believe, however, that such noncompliance, if it occurs, will not be waived by the holders.

ITEM 2.
                    UNI-MARTS, INC. AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the
Company for the periods indicated:
                                                QUARTER ENDED
                                           January 2,   January 4,
                                              1997         1996
                                          -----------  -----------
STATEMENTS OF EARNINGS DATA:
 Sales and other income by the
  Company and its franchisees:
   Merchandise sales                      $46,472,746  $46,362,304
   Gasoline sales                          42,319,924   37,219,136
   Other income                               616,357      553,171
                                          -----------  -----------
     Total                                 89,409,027   84,134,611
 Cost of sales                             67,046,842   61,192,407
                                          -----------  -----------
 Gross Profit                              22,362,185   22,942,204

 Selling                                   17,698,593   16,833,562
 General and administrative                 1,854,213    1,653,084
 Depreciation and amortization              1,813,019    1,452,925
 Interest                                     917,005      784,905
                                          -----------  -----------
 Earnings before income taxes                  79,355    2,217,728

 Income taxes                                  29,700      819,500
                                          -----------  -----------
 Net earnings                             $    49,655  $ 1,398,228
                                          ===========  ===========
 Earnings per share                       $      0.01  $      0.22
                                          ===========  ===========

OPERATING DATA (CONVENIENCE STORES ONLY):
 Average, per store, for stores open two
  full comparable periods:
   Merchandise sales                      $   115,601  $   113,979
   Gasoline sales                         $   142,544  $   123,530
   Gallons of gasoline sold                   129,322      126,445
 Total gallons of gasoline sold            38,646,065   38,107,369
 Gross profit per gallon of gasoline      $     0.104  $     0.122

 Stores at beginning of period                    405          414
 Stores added                                       2
 Stores closed                                      5
 Stores at end of period                          402          414

 Company-operated stores                          368          376
 Franchisee-operated stores                        34           38

 Locations with self-service gasoline             301          300

RESULTS OF OPERATIONS:

Matters discussed below should be read in conjunction with "Statements of Earnings Data" and "Operating Data (Convenience Stores Only)" on the preceding page. Certain statements contained in this report are forward-looking. Although Uni-Marts, Inc. believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include volatility of gasoline prices, merchandise margins, customer traffic and weather conditions. For a discussion of these and other factors, see the Company's reports filed with the Securities and Exchange Commission.

On October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" ("SFAS 121"). The effect of adopting this accounting standard was not significant to the Company's financial position or results of operations.

Total revenues in the first quarter of fiscal year 1997 were $89.4 million compared to total revenues of $84.1 million in the first quarter of fiscal year 1996, an increase of $5.3 million, or 6.3%. This increase is primarily the result of higher gasoline sales, as discussed below.

Merchandise sales for the fiscal year 1997 first quarter were $46.5 million, an increase of $110,000, or 0.2%, from merchandise sales in the comparable period in the prior fiscal year. Merchandise sales at comparable stores increased by 1.4%.

Gasoline sales in the fiscal year 1997 first quarter grew by $5.1 million, or 13.7%, to $42.3 million from $37.2 million in the first quarter of fiscal year 1996. This increase is almost entirely the result of higher retail prices per gallon in the current year, an increase of over $0.12 per gallon of gasoline sold at the Company's convenience stores.

Other income increased by $63,000, or 11.4%, in the first quarter of fiscal year 1997 due to higher promotional activities.

Gross profits on merchandise sales in the fiscal year 1997 first quarter were slightly higher, increasing $67,000, or 0.4%, in comparison with the comparable period in the prior year. The increase is the result of both higher sales volume and a higher gross profit rate.

Although gasoline sales in the first quarter of fiscal year 1997 grew significantly compared to the comparable period of fiscal year 1996, the gross profits on those sales declined by $708,000 due to lower gross profits per gallon sold. The gross profit per gallon sold at the Company's convenience stores declined from $0.122 in fiscal year 1996 to $0.104 in the current year.

Selling expenses were $17.7 million in the first quarter of fiscal year 1997, an increase of $865,000, or 5.1%, over fiscal year 1996 first quarter selling expenses of $16.8 million. This increase is largely the result of higher wage levels due to the minimum wage increase and increased staffing for prepared food installations. General and administrative expense increased by $201,000 due to higher professional fees. Depreciation and amortization increased $360,000, or 24.8%, from $1.5 million in the first quarter of fiscal year 1996 to $1.8 million in the current year due to depreciation of remodeled and new convenience stores. Interest expense increased $132,000, or 16.8%, due primarily to higher debt levels in fiscal year 1997.

Net earnings before income taxes for the first quarter of fiscal year 1997 were $79,000, compared to $2.2 million in the prior fiscal year reflecting the $580,000 reduction in gross profits and $1.6 million increase in expenses. Income taxes declined $790,000 as a result of the decline in pre-tax income. Net earnings declined by $1.3 million from $1.4 million, or $0.22 per share, in the first quarter of fiscal year 1996 to $50,000, or $0.01 per share, in the first quarter of the current year.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash and interim credit facilities to acquire and construct new stores and renovate existing locations.

Capital requirements for the balance of fiscal year 1997 include debt and capital lease payments of approximately $1.8 million and capital expenditures of approximately $7.5 million. The Company anticipates that cash presently available and cash generated from operations and bank credit facilities will be sufficient to fulfill its cash requirements.

Primarily due to lower than anticipated gross profits on gasoline sales during the first quarter of fiscal year 1997, at January 2, 1997 the Company was not in compliance with a certain financial covenant contained in its Senior Note Agreements and was granted a waiver by the holders of the Notes. If the current low level of gasoline gross profits continues, the Company may not be in compliance with this covenant at the second fiscal quarter ending April 3, 1997. The Company has no reason to believe, however, that such noncompliance, if it occurs, will not be waived by the holders.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

(a)   TERMINATION OF GETTY AGREEMENT:

      On December 27, 1996, the Company notified Getty Petroleum Corp. and its affiliates (collectively "Getty") that, in accordance with their respective terms, effective December 31, 1997, the Company will terminate certain agreements with Getty, including leases and subleases and a gasoline supply agreement pursuant to which the Company purchases substantially all of its gasoline. The Company anticipates further discussions with Getty concerning revised agreements, but there is no assurance that satisfactory terms can be agreed upon. If no agreement is reached with Getty, the Company will no longer operate approximately 100 stores after December 31, 1997. The loss of these stores will have a material effect on the Company's revenues and expenses. However, the Company anticipates that its net earnings will not be materially effected due to increased gasoline gross profit rates on its remaining gasoline sales and reduced operating costs.

(b)   CHOICE CIGARETTE DISCOUNT OUTLETS:

      In the first quarter of fiscal year 1997, the Company, on a test basis, converted three closed and one underperforming convenience store locations to discount tobacco stores operating under the name of Choice Cigarette Discount Outlet. The Company has since converted another location and may continue this program should results prove favorable. The Company will continue to sell gasoline at converted locations if gasoline was sold there prior to conversion.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      11   Statement regarding computation of per share earnings.

      27   Financial Data Schedule.

(b)   REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the quarter ended January 2, 1997.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Uni-Marts, Inc.
                                      ----------------------------------
                                                 (Registrant)



Date February 11, 1997                /S/ HENRY D. SAHAKIAN
     -----------------                ----------------------------------
                                      Henry D. Sahakian
                                      Chairman of the Board
                                      (Principal Executive Officer)



Date February 11, 1997                /S/ J. KIRK GALLAHER
     -----------------                ----------------------------------
                                      J. Kirk Gallaher
                                      Executive Vice President, Director
                                      and Chief Financial Officer
                                      (Principal Accounting Officer)
                                      (Principal Financial Officer)

                    UNI-MARTS, INC. AND SUBSIDIARY
                             EXHIBIT INDEX



Number         Description                                Page(s)
------         -----------                                -------
  11           Statement regarding computation of per
               share earnings.                              18


  27           Financial Data Schedule.                     19