Form 10-Q/A
period 1997-01-02
UNI MARTS INC
filed 1997-03-24
CIK 805020

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                  10-Q/A
                              AMENDMENT NO. 1


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










                   This Document Contains 3 Pages.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

(a)   TERMINATION OF GETTY AGREEMENT:

      On December 27, 1996, the Company notified Getty Petroleum Corp. and its affiliates (collectively "Getty") that, in accordance with their respective terms, effective December 31, 1997, the Company will terminate certain agreements with Getty, including leases and subleases and a gasoline supply agreement pursuant to which the Company purchases substantially all of its gasoline. The Company anticipates further discussions with Getty concerning revised agreements, but there is no assurance that satisfactory terms can be agreed upon. If no agreement is reached with Getty, the Company will no longer operate approximately 100 stores after December 31, 1997. The loss of these stores will have a material effect on the Company's revenues and expenses. However, the Company anticipates that, on an ongoing basis, its net earnings will not be materially effected due to increased gross profit rates on its remaining gasoline sales and reduced operating costs. If no agreement is reached with Getty and Getty declines to exercise its option to purchase the leasehold improvements, in-store equipment and aboveground gasoline marketing equipment at the stores subject to lease with Getty, the Company could have a one-time material charge to net earnings.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Uni-Marts, Inc.
                                      ----------------------------------
                                                 (Registrant)



Date  March 24, 1997                  /S/ HENRY D. SAHAKIAN
      --------------                  ----------------------------------
                                      Henry D. Sahakian
                                      Chairman of the Board
                                      (Principal Executive Officer)



Date  March 24, 1997                  /S/ J. KIRK GALLAHER
      --------------                  ----------------------------------
                                      J. Kirk Gallaher
                                      Executive Vice President, Director
                                      and Chief Financial Officer
                                      (Principal Accounting Officer)
                                      (Principal Financial Officer)