Form 10-Q/A
period 1997-01-02
UNI MARTS INC
filed 1997-05-12
CIK 805020

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                                10-Q/A
                            AMENDMENT NO. 2

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 January 2, 1997
                               ------------------------------------------------
                                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                -----------------------------------------------
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
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                           ---         ---
6,630,043 Common Shares were outstanding at February 7, 1997.













                    This Document Contains 4 Pages.

                    UNI-MARTS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


D.   LONG-TERM DEBT:
                                                   January 2,    September 30,
                                                     1997           1996
                                                   ----------    -------------
       Term Loan.  Interest is paid at least
        quarterly.  Principal on the note will
        be repaid in 16 quarterly installments
        beginning October 31, 1997.  The interest
     rate was 7.77% at January 2, 1997.           $16,741,488      $16,741,488

    Term Loan.  Interest is paid at least
     quarterly.  Principal on the note will be
     repaid in fiscal year 1999.  The interest
     rate was 7.77% at January 2, 1997.            10,000,000       10,000,000

    Term Loan.  Interest is paid at least
     quarterly.  Principal on the note will be
     repaid in fiscal year 1998.  The interest
     rate was 8.50% at January 2, 1997.             4,500,000

    Senior Notes of the Company.  Interest is
     paid in semiannual installments at a
     blended rate of 10.50%.  Principal on the
     the notes will be repaid in four semiannual
     installments.                                  6,036,735        7,570,068

    Revolving Credit Agreement.  Interest is
     paid quarterly at the bank's prime rate or a
     fixed rate option at the Company's election.
     The blended interest rate was 7.80% at
     January 2, 1997.  (See Note C)                10,000,000        5,000,000

    Mortgage Loans Payable.  Principal and
     interest are paid in monthly installments.
     The loans expire in years 1999 through
     2010 with interest ranging from 8.25% to
     8.75%.  The  blended interest rate was
     8.38% at January 2, 1997.                      2,252,570        2,304,425
                                                  -----------      -----------
                                                   49,530,793       41,615,981
    Less current maturities                         8,836,759        3,272,957
                                                  -----------      -----------
                                                  $40,694,034      $38,343,024
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

    Primarily due to lower than anticipated profit contributions from newly constructed and remodeled stores and lower gross profits on gasoline sales during the first quarter of fiscal year 1997, at January 2, 1997 the Company was not in compliance with a financial covenant contained in its Senior Note Agreements. These notes have a balance of $6,036,735 at January 2, 1997. The Senior Note Agreements were amended by the holders and the Company in January and April 1997 to waive the noncompliance by altering the covenant requirements for the quarters ended January 2, 1997 and April 3, 1997. The Company intends to meet with the noteholders in May 1997 to discuss further amendments to the covenant requirements. While the Company believes that the noteholders will agree to such amendments, there can be no assurance to such effect.


    ADDITION TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    TERMINATION OF GETTY AGREEMENT:

    On December 27, 1996, the Company notified Getty Petroleum Corp. and its affiliates (collectively "Getty") that, in accordance with their respective terms, effective December 31, 1997, the Company will terminate certain agreements with Getty, including leases and subleases and a gasoline supply agreement pursuant to which the Company purchases substantially all of its gasoline. The Company has had further discussions with Getty concerning revised agreements, but there has been no resolution to this date. If no agreement is reached with Getty, the Company will no longer operate approximately 100 stores after December 31, 1997. The loss of these stores will have a material effect on the Company's revenues and expenses. However, the Company anticipates that, on an ongoing basis, its cash flows and net earnings will not be materially effected due to increased gross profit rates on its remaining gasoline sales and reduced operating costs. If no agreement is reached with Getty and Getty declines to exercise its option to purchase in-store equipment and aboveground gasoline marketing equipment at the stores subject to lease with Getty, the Company could have a one-time material charge to net earnings in the amount of $2.8 million, net of an income tax benefit of $1.4 million. While there can be no assurance, the Company believes that Getty will exercise its option to purchase this equipment or the equipment will be sold to another party. Accordingly, the Company believes that the earnings charge will not occur. This earnings charge would not impact cash flows except for the income tax benefit realized.

    Certain statements contained in this report are forward looking. Although Uni-Marts, Inc. believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include volatility of gasoline prices, merchandise gross profits, customer traffic and weather conditions. For a discussion of these and other factors, see the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Uni-Marts, Inc.
                                      ----------------------------------
                                                 (Registrant)



Date May 12, 1997                     /S/ HENRY D. SAHAKIAN
     ------------                     ----------------------------------
                                      Henry D. Sahakian
                                      Chairman of the Board
                                      (Principal Executive Officer)



Date May 12, 1997                     /S/ J. KIRK GALLAHER
     ------------                     ----------------------------------
                                      J. Kirk Gallaher
                                      Executive Vice President, Director
                                      and Chief Financial Officer
                                      (Principal Accounting Officer)
                                      (Principal Financial Officer)