Form 10-Q
period 1997-04-03
UNI MARTS INC
filed 1997-05-15
CIK 805020

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                    10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 April 3, 1997
                               ------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------    ------------------------
Commission file number                       1-11556
                       --------------------------------------------------------
                               UNI-MARTS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Delaware                                                   25-1311379
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

477 East Beaver Avenue, State College, PA                            16801-5690
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                              (8l4)234-6000
-------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

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

6,641,226 Common Shares were outstanding at May 8, 1997.












                       This Document Contains 18 Pages.
                                     -1-

                       UNI-MARTS, INC. AND SUBSIDIARY
                                    INDEX


PART I.  FINANCIAL INFORMATION
------------------------------                                     PAGE(S)

Item 1.    Financial Statements

           Consolidated Balance Sheets -
            April 3, 1997 and September 30, 1996                    3-4

           Consolidated Statements of Earnings -
            Quarter Ended and Two Quarters Ended
            April 3, 1997 and April 4, 1996                         5

           Consolidated Statements of Cash Flows -
            Two Quarters Ended April 3, 1997 and
            April 4, 1996                                           6-7

           Notes to Consolidated Financial Statements               8-10

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    11-15


PART II.  OTHER INFORMATION
---------------------------
Item 4.    Submission of Matters to a Vote of Security Holders     16

Item 6.    Exhibits and Reports on Form 8-K                        16

Exhibit Index                                                      18

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                          UNI-MARTS, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS


                                                  April 3,     September 30,
                                                    1997           1996
                                                ------------   -------------
                                                (Unaudited)
     ASSETS
     ------
CURRENT ASSETS:
 Cash                                           $  5,779,228    $  1,207,929
 Marketable equity securities (at market,
  cost $628,400 and $441,700)                        477,313         387,282
 Accounts receivable, less allowances
  of $108,900 and $74,600                          3,806,840       2,826,887
 Inventories                                      19,016,594      17,807,998
 Prepaid and current deferred taxes                2,091,567       2,491,978
 Prepaid expenses and other                        1,458,326       1,560,816
                                                ------------    ------------
    TOTAL CURRENT ASSETS                          32,629,868      26,282,890

PROPERTY, EQUIPMENT AND IMPROVEMENTS -
 at cost, less accumulated depreciation
 and amortization of $43,927,200 and
 $41,815,400                                      78,034,317      71,794,100

NET INTANGIBLE AND OTHER ASSETS                    7,047,756       6,960,752
                                                ------------    ------------
    TOTAL ASSETS                                $117,711,941    $105,037,742
                                                ============    ============

                          UNI-MARTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                       April 3,    September 30,
                                                        1997           1996
                                                    ------------   -------------
                                                    (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                   $ 17,582,637    $ 15,389,440
 Accrued expenses                                      6,324,207       5,852,143
 Current maturities of long-term debt                  5,401,382       3,272,957
 Current obligations under capital leases                 97,261         105,071
                                                    ------------    ------------
   TOTAL CURRENT LIABILITIES                          29,405,487      24,619,611

LONG-TERM DEBT, less current maturities               47,577,740      38,343,024

OBLIGATIONS UNDER CAPITAL LEASES,
 less current maturities                                 574,299         620,871

DEFERRED TAXES                                         2,678,100       2,394,700

DEFERRED INCOME AND OTHER LIABILITIES                  3,057,184       2,997,125

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Common Stock, par value $.10 a share:
  Authorized 15,000,000 shares
  Issued 7,285,907 and 7,279,684 shares,
  respectively                                           728,591         727,968

 Additional paid-in capital                           24,334,174      24,287,858

 Retained earnings                                    13,332,171      14,696,776

 Less unrealized loss on securities                (     151,039)  (      54,401)
                                                    ------------    ------------
                                                      38,243,897      39,658,201
 Less Treasury Stock, at cost -
  647,766 and 621,197 shares of
  Common Stock, respectively                       (   3,824,766)  (   3,595,790)
                                                    ------------    ------------
                                                      34,419,131      36,062,411
                                                    ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $117,711,941    $105,037,742
                                                    ============    ============




                   See notes to consolidated financial statements

                              UNI-MARTS, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF EARNINGS
                                       (Unaudited)


                                     QUARTER ENDED              TWO QUARTERS ENDED
                                  April 3,      April 4,      April 3,       April 4,

                                   1997          1996          1997            1996
                                -----------   -----------   ------------   ------------
REVENUES:
 Merchandise sales              $42,608,745   $42,049,919   $ 89,081,491   $ 88,412,223
 Gasoline sales                  38,218,098    33,549,777     80,538,022     70,768,913
 Other income                       588,758       997,783      1,205,115      1,550,954
                                -----------   -----------   ------------   ------------
                                 81,415,601    76,597,479    170,824,628    160,732,090
COSTS AND EXPENSES:
 Cost of sales                   61,103,645    56,492,521    128,150,487    117,684,928
 Selling                         17,096,760    15,960,797     34,795,353     32,794,359
 General and administrative       1,879,788     1,504,562      3,734,001      3,157,646
 Depreciation and amortization    1,817,531     1,467,406      3,630,550      2,920,331
 Interest                         1,095,751       773,284      2,012,756      1,558,189
                                -----------   -----------   ------------   ------------
                                 82,993,475    76,198,570    172,323,147    158,115,453

(LOSS) EARNINGS BEFORE
  INCOME TAXES                 (  1,577,874)      398,909  (   1,498,519)     2,616,637

INCOME TAXES                   (    561,600)      144,631  (     531,900)       964,131
                                -----------   -----------   ------------   ------------
NET (LOSS) EARNINGS            ($ 1,016,274)  $   254,278  ($    966,619)  $  1,652,506
                                ===========   ===========   ============   ============
(LOSS) EARNINGS PER SHARE      ($      0.15)  $      0.04  ($       0.15)  $       0.25
                                ===========   ===========   ============   ============
DIVIDENDS PER SHARE             $     .0300   $     .0300   $      .0600   $      .0575
                                ===========   ===========   ============   ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING        6,635,876     6,726,510      6,639,216      6,675,305
                                ===========   ===========   ============   ============

















                      See notes to consolidated financial statements

                      UNI-MARTS, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         TWO QUARTERS ENDED
                                                      April 3,        April 4,
                                                        1997           1996
                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others           $169,843,656   $159,430,246
 Cash paid to suppliers and employees             ( 164,391,784) ( 155,178,907)
 Net receipts for sales and purchases of
  trading equity securities                                            455,332
 Dividends and interest received                         18,761         21,725
 Interest paid (net of capitalized interest of
  $57,400 in 1997)                                (   1,955,668) (   1,554,397)
 Income taxes paid                                      703,500  (     751,631)
                                                   ------------   ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES        4,218,465      2,422,368

CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets                    71,999         26,462
 Purchase of property, equipment and
  improvements                                    (   9,768,619) (   3,910,229)
 (Payments) receipts for sales and purchases of
  available-for-sale securities                   (     183,668)
 Cash advanced for intangible and other
  assets                                          (     334,078) (     271,285)
 Cash received for intangible and other
  assets                                                  8,776         55,664
                                                   ------------   ------------
     NET CASH USED IN INVESTING ACTIVITIES        (  10,205,590) (   4,099,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (payments) under revolving credit
  agreement                                           3,000,000  (   1,000,000)
 Additional long-term borrowings                     10,000,000      3,000,000
 Principle payments on debt                       (   1,691,241) (   1,690,586)
 Purchases of treasury stock                      (     352,349)
 Proceeds from issuance of common stock                                859,658
 Dividends paid to stockholders                   (     397,986) (     372,041)
                                                   ------------   ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES       10,558,424        797,031
                                                   ------------   ------------
NET INCREASE (DECREASE) IN CASH                       4,571,299  (     879,989)
                                                   ------------   ------------
CASH:
 Beginning of period                                  1,207,929      7,325,513
                                                   ------------   ------------
 End of period                                     $  5,779,228   $  6,445,524
                                                   ============   ============

                      UNI-MARTS, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)

                                                       TWO QUARTERS ENDED
                                                     April 3,      April 4,
                                                      1997          1996
                                                   ----------    -----------
RECONCILIATION OF NET EARNINGS TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

NET (LOSS) EARNINGS                               ($  966,619)    $1,652,506

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                     3,630,550      2,920,331
  Gain on sale of available-for-sale securities   (     3,001)
  Loss on sale of capital assets and other            234,463         95,314
  Change in assets and liabilities:
   (Increase) decrease in:
    Trading equity securities                                        434,508
    Accounts receivable                           (   979,953)   ( 3,064,675)
    Inventories                                   ( 1,208,596)   ( 2,341,432)
    Prepaid expenses                                  614,701    (   936,924)
   Increase (decrease) in:
    Accounts payable and accrued expenses           1,953,971      1,532,154
    Deferred income taxes and other
     liabilities                                      942,949      2,130,586
                                                   ----------     ----------
     TOTAL ADJUSTMENTS TO NET EARNINGS              5,185,084        769,862
                                                   ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $4,218,465     $2,422,368
                                                   ==========     ==========






















                   See notes to consolidated financial statements

                       UNI-MARTS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

A.  FINANCIAL STATEMENTS:

    The consolidated balance sheet as of April 3, 1997, the consolidated statements of earnings and the consolidated statements of cash flows for the quarters ended April 3, 1997 and April 4, 1996, have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at April 3, 1997 and the results of operations and cash flows for all periods presented have been made.

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

B.  INTANGIBLE AND OTHER ASSETS:

    Intangible and other assets consist of the following:

                                         April 3,    September 30,
                                           1997          1996
                                       -----------   -------------
    Goodwill                           $ 5,998,351     $ 6,498,671

    Lease acquisition costs              1,187,174       1,296,637

    Non-competition agreements           1,213,040       1,213,040

    Other                                2,305,848       1,986,989
                                       -----------     -----------
                                        10,704,413      10,995,337

    Less accumulated amortization        3,656,657       4,034,585
                                       -----------     -----------
                                       $ 7,047,756     $ 6,960,752
                                       ===========     ===========

    Goodwill represents the excess of costs over the fair value of net assets acquired in business combinations and is amortized on a straight-line basis over periods of 13 to 40 years. Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms. Non-competition agreements are amortized over the terms of the particular agreements.
    It is the Company's policy to periodically review and evaluate the recoverability of the intangible assets by assessing current and future profitability and cash flows and to determine whether the amortization of the balances over their remaining lives can be recovered through expected future results and cash flows.

C.  INTERIM CREDIT FACILITIES:

     The Company has a $13.5 million revolving credit agreement with a bank group at the bank's prime rate or a fixed rate option at the Company's election, with a maximum of $3.5 million available for issuance of letters of credit. The revolving credit facility is committed for a two-year period expiring February 28, 1999 or a later date as approved by the bank group. At April 3, 1997, borrowings of $8.0 million and letters of credit of $2.7 million were outstanding under the agreement.

D.   LONG-TERM DEBT:
                                                     April 3,     September 30,
                                                       1997           1996
                                                    -----------   -------------
     Term Loan.  Interest is paid at least
      quarterly.  Principal on the note will
      be repaid in 16 quarterly installments
      beginning October 31, 1997.  The interest
      rate was 7.80% at April 3, 1997.              $16,741,488     $16,741,488

     Term Loan.  Interest is paid at least
      quarterly.  Principal on the note will
      be repaid in three quarterly installments
      of $714,285 beginning in March 1999.  The
      final installment of $17,857,145 will be
      payable on December 31, 1999.  The blended
      interest rate was 7.77% at April 3, 1997.      20,000,000      10,000,000

     Senior Notes of the Company.  Interest
      is paid in semiannual installments
      at a blended rate of 10.50%.  Principal
      on the notes will be repaid in four
      semiannual installments.                        6,036,735       7,570,068

     Revolving Credit Agreement.  Interest is
      paid quarterly at the bank's prime rate or a
      fixed rate option at the Company's election.
      The blended interest rate was 7.98% at
      April 3, 1997.  (See Note C)                    8,000,000       5,000,000

     Mortgage Loans Payable.  Principal and
      interest are paid in monthly installments.
      The loans expire in years 1999 through
      2010 with interest ranging from the 8.50% to
      8.75%.  The blended interest rate was 8.54%
      at April 3, 1997.                               2,200,899       2,304,425
                                                    -----------     -----------
                                                     52,979,122      41,615,981
     Less current maturities                          5,401,382       3,272,957
                                                    -----------     -----------
                                                    $47,577,740     $38,343,024
                                                    ===========     ===========

     The mortgage loans are collateralized by $7,215,900 of property, at cost.

    Certain of the Company's debt agreements contain covenants which provide for the maintenance of minimum working capital and net worth as well as limitations on future indebtedness, sales and leasebacks and dispositions of assets. These agreements may restrict the Company's ability to declare and pay dividends on common stock. The amount of retained earnings available for such dividends at April 3, 1997 was $5,438,300.

    Primarily due to lower gross profits on gasoline sales during the first quarter of fiscal year 1997 and lower than anticipated profit contributions from newly constructed and remodeled stores during the first two quarters of fiscal year 1997, at April 3, 1997 the Company was not in compliance with a financial covenant contained in its Senior Note Agreements. These notes have a balance of $6,036,735 at April 3, 1997. The Senior Note Agreements were amended by the holders and the Company in January and April 1997 to waive the noncompliance by altering the covenant requirements for the quarters ended January 2, 1997 and April 3, 1997. The Company intends to meet with the noteholders in May 1997 to discuss further amendments to the covenant requirements. While the Company believes that the noteholders will agree to such amendments, there can be no assurance to such effect.

E.  EARNINGS PER SHARE:

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". This pronouncement will be effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company anticipates that this statement will not have a material effect on its financial statements.

ITEM 2.
                            UNI-MARTS, INC. AND SUBSIDIARY
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:
                                       QUARTER ENDED             TWO QUARTERS ENDED
                                   April 3,      April 4,       April 3,      April 4,
                                    1997          1996            1997          1996
                                -----------   -----------    ------------  ------------
STATEMENTS OF EARNINGS DATA:
 Sales and other income by the
  Company and its franchisees:
   Merchandise sales            $42,608,745   $42,049,919    $ 89,081,491  $ 88,412,223
   Gasoline sales                38,218,098    33,549,777      80,538,022    70,768,913
   Other income                     588,758       997,783       1,205,115     1,550,954
                                -----------   -----------    ------------  ------------
    Total                        81,415,601    76,597,479     170,824,628   160,732,090

 Cost of sales                   61,103,645    56,492,521     128,150,487   117,684,928
                                -----------   -----------    ------------  ------------
 Gross Profit                    20,311,956    20,104,958      42,674,141    43,047,162

 Selling                         17,096,760    15,960,797      34,795,353    32,794,359
 General and administrative       1,879,788     1,504,562       3,734,001     3,157,646
 Depreciation and amortization    1,817,531     1,467,406       3,630,550     2,920,331
 Interest                         1,095,751       773,284       2,012,756     1,558,189
                                -----------   -----------    ------------  ------------
 (Loss) earnings before income
  taxes                        (  1,577,874)      398,909   (   1,498,519)    2,616,637

 Income taxes                  (    561,600)      144,631   (     531,900)      964,131
                                -----------   -----------    ------------  ------------
 Net (loss) earnings           ($ 1,016,274)  $   254,278   ($    966,619) $  1,652,506
                                ===========   ===========    ============  ============
 (Loss) earnings per share     ($      0.15)  $      0.04   ($       0.15) $       0.25
                                ===========   ===========    ============  ============

OPERATING DATA (CONVENIENCE STORES ONLY):
 Average, per store, for stores open two
  full comparable periods:
   Merchandise sales            $   105,450   $   106,103    $    221,594   $   220,635
   Gasoline sales               $   126,353   $   112,916    $    269,062   $   236,655
   Gallons of gasoline sold         113,504       114,498         242,960       241,152
 Total gallons of gasoline
   sold                          34,520,157    33,740,565      73,166,222    71,847,934
 Gross profit per gallon
   of gasoline                  $     0.127   $     0.110    $      0.115   $     0.116

 Stores at beginning of period          402           414             405           414
 Stores added                                                           2
 Stores closed                            4             7               9             7
 Stores at end of period                398           407             398           407

 Company-operated stores                364           369             364           369
 Franchisee-operated stores              34            38              34            38

 Locations with self-service
  gasoline                              300           297             300           297


RESULTS OF OPERATIONS:

Matters discussed below should be read in conjunction with "Statements of Earnings Data" and "Operating Data (Convenience Stores Only)" on the preceding page. Certain statements contained in this report are forward-looking. Although Uni-Marts, Inc. believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include general economic, business and market conditions, volatility of gasoline prices, merchandise margins, customer traffic, weather conditions, labor costs and the level of capital expenditures. For other important factors that may cause actual results to differ materially from expectations and underlying assumptions, see the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.


QUARTERS ENDED APRIL 3, 1997 AND APRIL 4, 1996
----------------------------------------------
Total revenues in the second quarter of fiscal year 1997 were $81.4 million compared to revenues of $76.6 million in the corresponding period of fiscal year 1996, an increase of $4.8 million, or 6.3%. Merchandise sales grew by $559,000, or 1.3%, from $42.0 million in the second quarter of fiscal year
1996 to $42.6 million in the corresponding quarter of the current year. Same store merchandise sales declined 0.6%. Gasoline sales increased $4.7 million, or 13.9%, in the quarter ended April 3, 1997 compared to the prior fiscal year's second quarter. This increase is largely the result of a 12.3% increase in the retail prices per gallon sold at the Company's convenience stores as well as a slight increase in total gallons sold. Other income declined by $409,000.

Gross profits on merchandise sales in the quarter ended April 3, 1997 were $15.2 million, a decrease of $31,000, or 0.2%, due to lower gross profit rates. Gross profits on gasoline sales increased $644,000, or 16.4%, to $4.6 million in the second quarter of fiscal year 1997 compared to $3.9 million in the corresponding quarter of fiscal year 1996. This increase is due primarily to higher gross profits per gallon sold.

Selling expenses in the fiscal year 1997 second quarter ended April 3, 1997 were $17.1 million compared to $16.0 million in the quarter ended April 4, 1996 a 7.1% increase. This increase is largely due to higher labor costs resulting from increased staffing at newly added fast-food installations as well as higher wage levels. General and administrative expense increased by $375,000, or 24.9%, due to higher salary levels and professional fees. Depreciation and amortization grew from $1.5 million in the second quarter of fiscal year 1996 to $1.8 million in the second quarter of the current fiscal year due to the additional depreciation of remodeled and new convenience stores. Interest expense increased $322,000 due to higher borrowing levels and interest rates in fiscal year 1997.

The Company incurred a pre-tax loss of $1,578,000 in the quarter ended April 3, 1997 compared to a pre-tax profit of $399,000 in the quarter ended April 4, 1996. This decline in profitability is due to lower than expected profit contributions from newly constructed and remodeled stores as reflected in the Company's expense increase of $2,184,000 offset only by a $207,000 increase in gross profits. The Company does not believe that this trend will continue and has taken steps to increase profitability at these locations including an advertising and promotional program and reduction of labor costs at our branded fast-food installations. Income taxes were a $562,000 credit in the current year's second quarter compared to a $145,000 charge in the corresponding quarter of fiscal year 1996. The Company incurred a loss of $1,016,000, or $0.15 per share, in the second quarter of fiscal year 1997 compared to net earnings of $254,000, or $0.04 per share, in the second quarter of the prior fiscal year.

TWO QUARTERS ENDED APRIL 3, 1997 AND APRIL 4, 1996
--------------------------------------------------
Total revenues in the first two quarters of fiscal year 1997 were $170.8 million, an increase of $10.1 million, or 6.3%, over total revenues of $160.7 million in the corresponding period of fiscal year 1996. Merchandise sales were $89.1 million in the current fiscal year compared to $88.4 million in the first two quarters of fiscal year 1996, an increase of $669,000, or 0.8%. Merchandise sales at comparable stores increased 0.4%. Gasoline sales increased $9.8 million, or 13.8%, from $70.8 million in the first two quarters of fiscal year 1996 to $80.6 million in the current year. This increase is primarily the result of higher retail prices per gallon in fiscal year 1997. Other income declined by $346,000.

Although merchandise sales increased $669,000, the gross profits on those sales increased by only $37,000 due to lower gross profit rates. Gross profits on gasoline sales declined by $65,000, or 0.7%, in the first two quarters of fiscal year 1997 compared to the corresponding period of fiscal year 1996 due to lower gross profit rates per gallon sold. Gross profits from other income were lower by $345,000 in the current year, reflecting the similar decline in other income.

Selling expenses for the first two quarters of fiscal year 1997 were $34.8 million compared to $32.8 million in the same period of fiscal year 1996, an increase of $2.0 million, or 6.1%. This increase is primarily due to increased labor and other operating costs at new fast-food installations as well as higher wage levels in general at the Company's convenience stores. General and administrative expense in the first two quarters of fiscal year 1997 was $576,000, or 18.3%, higher than in the corresponding period of fiscal year 1996 due primarily to higher professional fees and salaries. Depreciation and amortization expense increased $710,000, or 24.3%, over fiscal year 1996 levels due to additional depreciation of newly built and remodeled stores. Interest expense increased by $455,000 in fiscal year 1997 due to increased borrowing levels and interest rates.

The Company incurred a pre-tax loss of $1.5 million in the first two quarters of fiscal year 1997 compared to pre-tax earnings of $2.6 million in the corresponding period of fiscal year 1996. The $4.1 million decline in profitability is the result of lower gasoline profits during the first quarter of fiscal year 1997 and lower than expected operating results of newly built stores and remodeled fast-food installations at the Company's convenience stores during the first two quarters of fiscal year 1997. The Company does not believe that this trend will continue and has taken steps to increase profitability at these locations including an advertising and promotional program and reduction of labor costs at our branded fast-food installations. The Company's operations produced a net loss of $967,000, or $0.15 per share, for the first half of fiscal year 1997 compared to net earnings of $1,653,000, or $0.25 per share, in the corresponding period of the prior fiscal year.


TERMINATION OF GETTY AGREEMENT:

On December 27, 1996, the Company notified Getty Petroleum Corp. and its affiliates (collectively, "Getty") that, in accordance with their respective terms, effective December 31, 1997, the Company will terminate certain agreements with Getty, including leases and subleases and a gasoline supply agreement pursuant to which the Company purchases substantially all of its gasoline. The Company has had further discussions with Getty concerning revised agreements, but there has been no resolution and no further discussions are scheduled at this date. If no agreement is reached with Getty, the Company will no longer operate approximately 100 stores after December 31, 1997. The loss of these stores will have a material effect on the Company's revenues and expenses. However, the Company anticipates that, on an ongoing basis, its cash flows and net earnings will not be materially affected due to increased gross profit rates on its remaining gasoline sales and reduced operating costs. If no agreement is reached with Getty and Getty declines to exercise its option to purchase in-store equipment and aboveground gasoline marketing equipment at the stores subject to lease with Getty, the Company could have a one-time material charge to net earnings in the amount of $2.8 million, net of an income tax benefit of $1.4 million. While there can be no assurance, the Company believes that Getty will exercise its option to purchase this equipment or the equipment will be sold to another party. Accordingly, the Company believes that the earnings charge will not occur. This earnings charge would not impact cash flows except for the income tax benefit realized.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash and interim credit facilities to acquire and construct new stores and renovate existing locations.

Capital requirements for the balance of fiscal year 1997 include debt and capital lease payments of approximately $1.7 million and capital expenditures of approximately $2.2 million to remodel existing stores and upgrade gasoline marketing facilities. Because of disappointing financial results, the Company's Board of Directors has temporarily suspended the regular quarterly dividend of $0.03 per share. The Company anticipates that cash presently available and cash generated from operations and bank credit facilities will be sufficient to fulfill its cash requirements.

Primarily due to lower gross profits on gasoline sales during the first quarter of fiscal year 1997 and lower than anticipated profit contributions from newly constructed and remodeled stores during the first two quarters of fiscal year 1997, at April 3, 1997 the Company was not in compliance with a financial covenant contained in its Senior Note Agreements. These notes have a balance of $6,036,735 at April 3, 1997. The Senior Note Agreements were amended by the holders and the Company in January and April 1997 to waive the noncompliance by altering the covenant requirements for the quarters ended January 2, 1997 and April 3, 1997. The Company intends to meet with the noteholders in May 1997 to discuss further amendments to the covenant requirements. While the Company believes that the noteholders will agree to such amendments, there can be no assurance to such effect.


IMPACT OF ADOPTION OF CHANGE OF ACCOUNTING PRINCIPLE:

In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, "Earnings Per Share". This pronouncement will be effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company anticipates that this statement will not have a material effect on its financial statements.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Uni-Marts, Inc. was held on February 20, 1997 at which the following matters were voted upon:

     (1) Election of three directors to serve until the Annual Meeting of Stockholders in 2000.

     (2)  Ratification of the appointment of independent auditors.

The results of the votes on the matters considered at the Annual Meeting of Stockholders are set forth below:

Election of directors:
                              Votes         Votes       Broker
                              "For"      "Withheld"    Non-Votes
                            ---------    ----------    ---------
Henry D. Sahakian           4,446,911       5,146          0
Bruce K. Heim               4,446,711       5,346          0
Michael J. Serventi         4,446,911       5,146          0


Ratification of appointment of Deloitte & Touche LLP as independent auditors:

                              Votes        Votes        Votes       Broker
                              "For"      "Against"    "Abstain"    Non-Votes
                            ---------    ---------    ---------    ---------
                            4,445,291      4,511        2,555          0


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

        10.1 Amendment No. 7 to Credit Agreement between the Bank Group and Uni-Marts, Inc. dated as of December 31, 1996.

        10.2 Amendment No. 8 to Credit Agreement between the Bank Group and Uni-Marts, Inc. dated as of February 20, 1997.

        10.3 Amendment No. 9 to Credit Agreement between the Bank Group and Uni-Marts, Inc. dated as of April 15, 1997.

        10.4 Waiver and Second Amendment to Senior Note Agreement between the Senior Noteholders and Uni-Marts, Inc. dated as of January 21, 1997.

        10.5 Third Amendment to Senior Note Agreement between the Senior Noteholders and Uni-Marts, Inc. dated as of April 18, 1997.

        11     Statement regarding computation of per share earnings (loss).

        27     Financial Data Schedule.


(b)   REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the quarter ended April 3, 1997.
                                     -16-

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



Date May 15, 1997                     /S/ HENRY D. SAHAKIAN
     ------------                     ----------------------------------
                                      Henry D. Sahakian
                                      Chairman of the Board
                                      (Principal Executive Officer)



Date May 15, 1997                     /S/ J. KIRK GALLAHER
     ------------                     ----------------------------------
                                      J. Kirk Gallaher
                                      Executive Vice President, Director
                                      and Chief Financial Officer
                                      (Principal Accounting Officer)
                                      (Principal Financial Officer)

                       UNI-MARTS, INC. AND SUBSIDIARY
                                EXHIBIT INDEX



Number      Description                                         Page(s)
------      -----------                                         -------
 10.1       Amendment No. 7 to Credit Agreement between
            the Bank Group and Uni-Marts, Inc. dated as
            of December 31, 1996.                               19-26

 10.2       Amendment No. 8 to Credit Agreement between
            the Bank Group and Uni-Marts, Inc. dated as
            of February 20, 1997.                               27-29

 10.3       Amendment No. 9 to Credit Agreement between
            the Bank Group and Uni-Marts, Inc. dated as
            of April 15, 1997.                                  30-37

 10.4       Waiver and Second Amendment to Senior Note
            Agreement between the Senior Noteholders and
            Uni-Marts, Inc. dated as of January 21, 1997.       38-39

 10.5       Third Amendment to Senior Note Agreement
            between the Senior Noteholders and Uni-Marts,
            Inc. dated as of April 18, 1997.                    40-41

 11         Statement regarding computation of per
            share earnings (loss).                              42-43

 27         Financial Data Schedule.                            44