Form 10-Q
period 1997-07-03
UNI MARTS INC
filed 1997-08-15
CIK 805020

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                                10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 July 3, 1997
                               ------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------
Commission file number                       1-11556
                       --------------------------------------------------------
                               UNI-MARTS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Delaware                                                      25-1311379
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


477 East Beaver Avenue, State College, PA                            16801-5690
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

6,646,806 Common Shares were outstanding at August 8, 1997.












                  This Document Contains 24 Pages.

                   UNI-MARTS, INC. AND SUBSIDIARY
                                INDEX

PART I.  FINANCIAL INFORMATION
------------------------------                                  PAGE(S)
Item 1.    Financial Statements

           Consolidated Balance Sheets -
            July 3, 1997 and September 30, 1996                    3-4

           Consolidated Statements of Earnings -
            Quarter Ended and Three Quarters Ended
            July 3, 1997 and July 4, 1996                          5

           Consolidated Statements of Cash Flows -
            Three Quarters Ended July 3, 1997 and
            July 4, 1996                                           6-7

           Notes to Consolidated Financial Statements              8-10

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   11-15


PART II.  OTHER INFORMATION
---------------------------
Item 6.    Exhibits and Reports on Form 8-K                       15

Exhibit Index                                                     17


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                   UNI-MARTS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS

                                                   July 3,   September 30,
                                                    1997         1996
                                               ------------- -------------
                                                (Unaudited)
     ASSETS
     ------
CURRENT ASSETS:
 Cash                                           $  4,023,251  $  1,207,929
 Marketable equity securities (at market,
  cost $628,400 and $441,700)                        570,614       387,282
 Accounts receivable, less allowances
  of $131,900 and $74,600                          3,470,679     2,826,887
 Inventories                                      20,463,489    17,807,998
 Prepaid and current deferred taxes                2,981,344     2,491,978
 Prepaid expenses and other                        1,609,329     1,560,816
                                                ------------  ------------
    TOTAL CURRENT ASSETS                          33,118,706    26,282,890

PROPERTY, EQUIPMENT AND IMPROVEMENTS -
 at cost, less accumulated depreciation
 and amortization of $45,634,900 and
 $41,815,400                                      77,087,441    71,794,100

LOAN TO OFFICER                                      809,674

NET INTANGIBLE AND OTHER ASSETS                    6,770,703     6,960,752
                                                ------------  ------------
    TOTAL ASSETS                                $117,786,524  $105,037,742
                                                ============  ============

                      UNI-MARTS, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                               (CONTINUED)

                                                  July 3,    September 30,
                                                   1997          1996
                                               ------------- -------------
                                                (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                               $ 18,482,067  $ 15,389,440
 Accrued expenses                                  5,645,614     5,852,143
 Current maturities of long-term debt              6,465,184     3,272,957
 Current obligations under capital leases             90,128       105,071
                                                ------------  ------------
     TOTAL CURRENT LIABILITIES                    30,682,993    24,619,611

LONG-TERM DEBT, less current maturities           44,928,867    38,343,024

OBLIGATIONS UNDER CAPITAL LEASES,
 less current maturities                             556,088       620,871

DEFERRED TAXES                                     3,873,150     2,394,700

DEFERRED INCOME AND OTHER LIABILITIES              3,000,558     2,997,125

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Common Stock, par value $.10 a share:
  Authorized 15,000,000 shares
  Issued 7,285,907 and 7,279,684 shares,
  respectively                                       728,591       727,968

 Additional paid-in capital                       24,341,231    24,287,858

 Retained earnings                                13,517,876    14,696,776

 Less unrealized loss on securities            (      57,737)(      54,401)
                                                ------------  ------------
                                                  38,529,961    39,658,201
 Less Treasury Stock, at cost -
  641,001 and 621,197 shares of
  Common Stock, respectively                   (   3,785,093)(   3,595,790)
                                                ------------  ------------
                                                  34,744,868    36,062,411
                                                ------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                   $117,786,524  $105,037,742
                                                ============  ============





              See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                             QUARTER ENDED            THREE QUARTERS ENDED
                          July 3,      July 4,        July 3,       July 4,
                           1997         1996           1997          1996
                        -----------  -----------   ------------  ------------
REVENUES:
 Merchandise sales      $50,334,225  $47,512,698   $139,415,716  $135,924,921
 Gasoline sales          40,895,705   40,833,381    121,433,727   111,602,294
 Other income               730,943      478,753      1,936,058     2,029,707
                        -----------  -----------   ------------  ------------
                         91,960,873   88,824,832    262,785,501   249,556,922
                        -----------  -----------   ------------  ------------
COSTS AND EXPENSES:
 Cost of sales           70,091,209   66,351,177    198,241,696   184,036,105
 Selling                 16,837,944   16,636,013     51,633,297    49,430,372
 General and
  administrative          1,728,812    1,826,097      5,462,813     4,983,743
 Depreciation and
  amortization            1,875,629    1,497,681      5,506,179     4,418,012
 Interest                 1,110,687      792,788      3,123,443     2,350,977
                        -----------  -----------   ------------  ------------
                         91,644,281   87,103,756    263,967,428   245,219,209
                        -----------  -----------   ------------  ------------
EARNINGS (LOSS) BEFORE
 INCOME TAXES               316,592    1,721,076  (   1,181,927)    4,337,713

INCOME TAXES                130,700      609,269  (     401,200)    1,573,400
                        -----------  -----------   ------------  ------------
NET EARNINGS (LOSS)     $   185,892  $ 1,111,807  ($    780,727) $  2,764,313
                        ===========  ===========   ============  ============
EARNINGS (LOSS) PER
 SHARE                  $      0.03  $      0.16  ($       0.12) $       0.41
                        ===========  ===========   ============  ============
DIVIDENDS PER SHARE     $     .0000  $     .0300   $      .0600  $      .0875
                        ===========  ===========   ============  ============
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING              6,642,289    6,775,661      6,640,229     6,703,148
                        ===========  ===========   ============  ============















                 See notes to consolidated financial statements

                      UNI-MARTS, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                  THREE QUARTERS ENDED
                                                 July 3,        July 4,
                                                  1997           1996
                                              -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others       $261,985,907   $250,684,043
 Cash paid to suppliers and employees         ( 255,224,744) ( 238,139,575)
 Net receipts for sales and purchases of
  trading equity securities                                        455,332
 Dividends and interest received                     35,931         29,375
 Interest paid (net of capitalized interest
  of $54,700 in 1997)                         (   3,163,046) (   2,738,445)
 Income taxes paid                                1,867,325  (   1,609,750)
                                               ------------   ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES     5,501,373      8,680,980

CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets               179,654        236,927
 Purchase of property, equipment and
  improvements                                (  10,650,294) (   8,938,306)
 (Payments) receipts for sales and purchases
  of available-for-sale securities            (     183,667)
 Note receivable from officer                 (     809,674)
 Cash advanced for intangible and other
  assets                                      (     311,105) (     292,447)
 Cash received for intangible and other
  assets                                            143,769         76,087
                                               ------------   ------------
    NET CASH USED IN INVESTING ACTIVITIES     (  11,631,317) (   8,917,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (payments) under revolving credit
  agreement                                       3,000,000  (   1,000,000)
 Additional long-term borrowings                 10,000,000      3,000,000
 Principle payments on debt                   (   3,301,656) (   3,382,403)
 Purchases of treasury stock                  (     354,905)
 Proceeds from issuance of common stock                          1,010,220
 Dividends paid to stockholders               (     398,173) (     569,217)
                                               ------------   ------------
    NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES                         8,945,266  (     941,400)
                                               ------------   ------------
NET INCREASE (DECREASE) IN CASH                   2,815,322  (   1,178,159)
                                               ------------   ------------
CASH:
 Beginning of period                              1,207,929      7,325,513
                                               ------------   ------------
 End of period                                 $  4,023,251   $  6,147,354
                                               ============   ============

                      UNI-MARTS, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                  THREE QUARTERS ENDED
                                                 July 3,        July 4,
                                                   1997           1996
                                               ------------   ------------
RECONCILIATION OF NET EARNINGS TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

NET EARNINGS (LOSS)                             ($  780,727)    $2,764,313

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                   5,506,179      4,418,012
  Gain on sale of available-for-sale securities                (     3,001)
  Loss on sale of capital assets and other          235,603        100,519
  Change in assets and liabilities:
   (Increase) decrease in:
    Trading equity securities                                      434,508
    Accounts receivable                         (   643,792)   (   556,214)
    Inventories                                 ( 2,655,491)   ( 2,866,593)
    Prepaid expenses                            (   500,554)   (   745,347)
   Increase (decrease) in:
    Accounts payable and accrued expenses         2,886,098      3,233,616
    Deferred income taxes and other
     liabilities                                  1,457,058      1,898,166
                                                 ----------     ----------
     TOTAL ADJUSTMENTS TO NET EARNINGS            6,282,100      5,916,667
                                                 ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $5,501,373     $8,680,980
                                                 ==========     ==========
























              See notes to consolidated financial statements

                   UNI-MARTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

A.   FINANCIAL STATEMENTS:

     The consolidated balance sheet as of July 3, 1997, the consolidated statements of earnings and the consolidated statements of cash flows for the quarters ended July 3, 1997 and July 4, 1996 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at July 3, 1997 and the results of operations and cash flows for all periods presented have been made.

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

B.   INTANGIBLE AND OTHER ASSETS:

     Intangible and other assets consist of the following:

                                        July 3,    September 30,
                                         1997          1996
                                     ------------  -------------
     Goodwill                        $ 5,998,351    $ 6,498,671

     Lease acquisition costs           1,187,174      1,296,637

     Non-competition agreements        1,213,040      1,213,040

     Other                             2,131,177      1,986,989
                                     -----------    -----------
                                      10,529,742     10,995,337

     Less accumulated amortization     3,759,039      4,034,585
                                     -----------    -----------
                                     $ 6,770,703    $ 6,960,752
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

C.   INTERIM CREDIT FACILITIES:

     The Company has a $13.5 million revolving credit agreement with a bank group at the bank's prime rate or a fixed rate option at the Company's election, with a maximum of $3.5 million available for issuance of letters of credit. The revolving credit facility is committed for a two-year period expiring February 28, 1999 or a later date as approved by the bank group. At July 3, 1997, borrowings of $8.0 million and letters of credit of $2.7 million were outstanding under the agreement.

D.   LONG-TERM DEBT:
                                                   July 3,        September 30,
                                                    1997              1996
                                                -------------     -------------
   Term Loan.  Interest is paid at least
    quarterly at the rate of 8.80%.  Principal
    on the note will be repaid in 16 quarterly
    installments beginning October 31, 1997.     $16,741,488       $16,741,488

   Term Loan.  Interest is paid at least
    quarterly.  Principal on the note will
    be repaid in three quarterly installments
    of $714,285 beginning in March 1999.  The
    final installment of $17,857,145 will be
    payable on December 31, 1999.  The blended
    interest rate was 8.10% at July 3, 1997.      20,000,000        10,000,000

   Senior Notes of the Company.  Interest
    is paid in quarterly installments
    at a blended rate of 10.50%.  Principal
    on the notes will be repaid in six
    quarterly installments beginning
    August 1, 1997.                                4,503,402         7,570,068

   Revolving Credit Agreement.  Interest is
    paid quarterly at the bank's prime rate or a
    fixed rate option at the Company's election.
    The blended interest rate was 7.97% at
    July 3, 1997.  (See Note C)                    8,000,000         5,000,000

   Mortgage Loans Payable.  Principal and
    interest are paid in monthly installments.
    The loans expire in years 1999 through
    2010 with interest ranging from 8.50% to
    8.75%.  The blended interest rate was 8.54%
    at July 3, 1997.                               2,149,161         2,304,425
                                                 -----------       -----------
                                                  51,394,051        41,615,981
   Less current maturities                         6,465,184         3,272,957
                                                 -----------       -----------
                                                 $44,928,867       $38,343,024
                                                 ===========       ===========

   The mortgage loans are collateralized by $7,245,300 of property, at cost.

     Certain of the Company's debt agreements contain covenants which provide for the maintenance of minimum working capital and net worth as well as limitations on future indebtedness, sales and leasebacks and dispositions of assets. These agreements may restrict the Company's ability to declare and pay dividends on common stock. The amount of retained earnings available for such dividends at July 3, 1997 was $5,671,000.

     Primarily due to lower gross profits on merchandise and gasoline sales during part of fiscal year 1997 and lower than anticipated profit contributions from newly constructed and remodeled stores during the first three quarters of fiscal year 1997, the Company was not in compliance with a financial covenant contained in its Senior Note Agreements. These notes have a balance of $4,503,402 at July 3, 1997. The Senior Note Agreements were previously amended in January and April 1997 to waive the noncompliance by altering the covenant requirements for the quarters ended January 2, 1997 and April 3, 1997. The Senior Note Agreements were further amended by the holders and the Company in July 1997 to waive the noncompliance by altering the covenant requirements for all fiscal quarters in 1997 and 1998 until the final principal payment in November 1998 and to require quarterly instead of semiannual payments of principal beginning August 1, 1997.

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

ITEM 2.
                         UNI-MARTS, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:
                                       QUARTER ENDED            THREE QUARTERS ENDED
                                     July 3,      July 4,         July 3,      July 4,
                                      1997         1996            1997         1996
                                  ------------  -----------    ------------  ------------
STATEMENTS OF EARNINGS DATA:
 Sales and other income by the
  Company and its franchisees:
   Merchandise sales              $50,334,225   $47,512,698    $139,415,716  $135,924,921
   Gasoline sales                  40,895,705    40,833,381     121,433,727   111,602,294
   Other income                       730,943       478,753       1,936,058     2,029,707
                                  -----------   -----------    ------------  ------------
    Total                          91,960,873    88,824,832     262,785,501   249,556,922

 Cost of sales                     70,091,209    66,351,177     198,241,696   184,036,105
                                  -----------   -----------    ------------  ------------
 Gross Profit                      21,869,664    22,473,655      64,543,805    65,520,817

 Selling                           16,837,944    16,636,013      51,633,297    49,430,372
 General and administrative         1,728,812     1,826,097       5,462,813     4,983,743
 Depreciation and amortization      1,875,629     1,497,681       5,506,179     4,418,012
 Interest                           1,110,687       792,788       3,123,443     2,350,977
                                  -----------   -----------    ------------  ------------
 Earnings (loss) before income
  taxes                               316,592     1,721,076   (   1,181,927)    4,337,713

 Income taxes                         130,700       609,269   (     401,200)    1,573,400
                                  -----------   -----------    ------------  ------------
 Net earnings (loss)              $   185,892   $ 1,111,807   ($    780,727) $  2,764,313
                                  ===========   ===========    ============  ============
 Earnings (loss) per share        $      0.03   $      0.16   ($       0.12) $       0.41
                                  ===========   ===========    ============  ============

OPERATING DATA (CONVENIENCE STORES ONLY):
 Average, per store, for stores open two
  full comparable periods:
   Merchandise sales              $   125,623  $   121,570    $    348,784  $    343,342
   Gasoline sales                 $   135,285  $   140,948    $    404,697  $    377,816
   Gallons of gasoline sold           128,724      126,519         371,917       367,942
 Total gallons of gasoline
  sold                             39,519,636   37,122,204     112,685,858   108,970,138
 Gross profit per gallon
  of gasoline                     $     0.112  $     0.124    $      0.114  $      0.119

 C-Stores at beginning of period          398          407             405           414
 C-Stores added                                                          2
 C-Stores converted to Choice
  locations                                 7                           10
 C-Stores closed                            3            2               9             9
 C-Stores at end of period                388          405             388           405

 Company-operated stores                  356          369             356           369
 Franchisee-operated stores                32           36              32            36

 Choice Cigarette Discount
  Outlets                                  13                           13

 Locations with self-service
  gasoline                                301          297             301           297


RESULTS OF OPERATIONS:

Matters discussed below should be read in conjunction with "Statements of Earnings Data" and "Operating Data (Convenience Stores Only)" on the preceding page. The Company operated 13 Choice Cigarette Discount Outlets at July 3, 1997 as discussed below. Merchandise sales, gasoline sales, selling expenses and depreciation and amortization expense discussed below include sales and expenses at these locations. Certain statements contained in this report are forward-looking. Although Uni-Marts, Inc. believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include general economic, business and market conditions, volatility of gasoline prices, merchandise margins, customer traffic, weather conditions, labor costs and the level of capital expenditures. For other important factors that may cause actual results to differ materially from expectations and underlying assumptions, see the Company's periodic filings with the Securities and Exchange Commission.


QUARTERS ENDED JULY 3, 1997 AND JULY 4, 1996
--------------------------------------------
Total revenues in the third quarter of fiscal year 1997 were $3.1 million, or 3.5%, higher than total revenues in the third quarter of fiscal year 1996. Approximately 90% of this growth was in merchandise sales which were $50.3 million in the fiscal year 1997 third quarter compared to $47.5 million in the corresponding quarter of fiscal year 1996, an increase of $2.8 million, or 5.9%. Comparable store merchandise sales increased 3.3%. Gasoline sales increased $62,000, or 0.2%, in the quarter ended July 3, 1997 compared to the quarter ended July 4, 1996. This slight increase is the net effect of a $0.06 per gallon sold retail price decline in the current year's quarter and additional sales volume of 2.4 million gallons in the current year. Gasoline gallons sold at comparable stores increased 1.7%. Other income increased by $252,000.

Gross profits on merchandise sales in the third quarter of fiscal year 1997 were $16.7 million compared to $17.3 million in the same quarter of fiscal year 1996. The decline of $661,000, or 3.8%, is attributable to lower gross profit rates reflecting efforts by the Company to attract new customers as well as strong competition in the tobacco and soft drink markets. Gross profits on gasoline sales also declined in the current year by $195,000, or 4.2%, as a result of lower profit rates per gallon sold.

Selling expenses in the fiscal year 1997 third quarter increased by $202,000, or 1.2%, in comparison to the third quarter of fiscal year 1996, due largely to higher labor costs at newly added fast-food installations at the Company's convenience stores. However, these costs declined in the third quarter compared to the second quarter of fiscal year 1997. Management has instituted tighter controls on these labor costs. General and administrative expense was $1,729,000 in the third quarter of fiscal year 1997 compared to $1,826,000 in the third quarter of fiscal year 1996, a decline of $97,000, or 5.3%. This decline is the result of lower franchise taxes and reductions in other miscellaneous expenses. Depreciation and amortization increased by $378,000, or 25.2%, due to additional depreciation of remodeled and new convenience stores. Interest expense increased by $318,000, or 40.1%, due to higher borrowing levels and interest rates.

Earnings before income taxes in the third quarter of fiscal year 1997 were $317,000 compared to $1,721,000 in the third quarter of fiscal year 1996, a decrease of $1,404,000, or 81.6%. This decline in profitability is due to reduced gross profit levels discussed previously as well as increases in selling, depreciation and amortization and interest expense. The Company has taken and will continue to take steps to increase store traffic and reduce labor costs. Net earnings for the quarter ended July 3, 1997 were $186,000, or $0.03 per share, compared to net earnings of $1,112,000, or $0.16 per share, for the quarter ended July 4, 1996.


THREE QUARTERS ENDED JULY 3, 1997 AND JULY 4, 1996
--------------------------------------------------
Total revenues for the three quarters ended July 3, 1997 were $262.8 million, an increase of $13.2 million, or 5.3%, over total revenues of $249.6 million for the three quarters ended July 4, 1996. Merchandise sales for this period in fiscal year 1997 grew by $3.5 million, or 2.6%, from $135.9 million in the first three quarters of fiscal year 1996 to $139.4 million in fiscal year 1997.

Merchandise sales at comparable stores increased 1.6%. Gasoline sales were $121.4 million in the first three quarters of fiscal year 1997 compared to $111.6 million in the corresponding period of fiscal year 1996, an increase of $9.8 million, or 8.8%. This increase is due to higher retail prices per gallon sold and an additional 3.7 million gallons sold at the Company's convenience stores. Gasoline gallons sold at comparable stores increased 1.1%. Other income declined by $94,000 in the current fiscal year's first three quarters.

Although merchandise sales increased, the gross profits on those sales decreased due to lower gross profit rates caused by competitive pressures on soft drinks and tobacco retail prices. Merchandise gross profits were $49.5 million in the first three quarters of fiscal year 1997, a decrease of $624,000, or 1.2%, compared to merchandise gross profits of $50.1 million in the same period of fiscal year 1996. Gross profits on gasoline sales also declined due to lower gross profits on each gallon sold.

Selling expenses grew by $2.2 million, or 4.5%, due primarily to higher labor costs at fast-food installations. General and administrative expense increased by $479,000, or 9.6%, in the first three quarters of fiscal year 1997 in comparison to the corresponding period of fiscal year 1996 largely as a result of increased salaries and professional fees. Depreciation and amortization grew over fiscal year 1996 levels by $1.1 million, or 24.6%, due to additional depreciation of newly built and remodeled stores. Interest expense in the first three quarters of fiscal year 1997 grew by $772,000 due to increased borrowing levels and interest rates.

The Company incurred a pre-tax loss of $1.2 million in the first three quarters of fiscal year 1997 compared to pre-tax earnings of $4.3 million in the corresponding period of fiscal year 1996. The $5.5 million decline in profitability during the first three quarters of fiscal year 1997 is the result of lower gasoline profits during part of fiscal year 1997 and lower than expected operating results from newly built and remodeled stores and fast-food units at the Company's convenience stores. The Company has taken steps to increase profitability at these locations including an advertising and promotional program and reduction of labor costs at the branded fast-food installations. The Company's operations produced a net loss of $781,000, or $0.12 per share, for the first three quarters of fiscal year 1997 compared to net earnings of $2,764,000, or $0.41 per share, in the corresponding period of the prior fiscal year.


TERMINATION OF GETTY AGREEMENT:

On December 27, 1996, the Company notified Getty Petroleum Corp. and its affiliates (collectively, "Getty") that, in accordance with their respective terms, effective December 31, 1997, the Company will terminate certain agreements with Getty, including leases and subleases and a gasoline supply agreement pursuant to which the Company purchases substantially all of its gasoline. The Company has had further discussions with Getty concerning revised agreements, but there has been no resolution and no further discussions are scheduled at this date. If no agreement is reached with Getty, the Company will no longer operate approximately 100 stores after December 31, 1997. The loss of these stores will have a material effect on the Company's revenues and expenses. However, the Company anticipates that, on an ongoing basis, its cash flows and net earnings will not be materially affected due to increased gross profit rates on its remaining gasoline sales and reduced operating costs. If no agreement is reached with Getty and Getty declines to exercise its option to purchase in-store equipment and aboveground gasoline marketing equipment at the stores subject to lease with Getty, the Company could have a one-time material charge to net earnings in the amount of approximately $2.8 million, net of an income tax benefit of $1.4 million. While there can be no assurance, the Company believes that Getty will exercise its option to purchase this equipment or the equipment will be sold to another party. Accordingly, the Company believes that the earnings charge will not occur. This earnings charge would not impact cash flows except for the income tax benefit realized.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not require large amounts of working capital. The Company has increased its store inventories by approximately $2.7 million in the current fiscal year, primarily to increase seasonal promotion items and to stock the Company's 13 Choice Cigarette Discount Outlet locations. These locations are not included in the Company's 388 convenience store locations. This inventory increase was financed through increases in trade payables. From time to time, the Company utilizes substantial portions of its cash and interim credit facilities to acquire and construct new stores and renovate existing locations.

Capital requirements for the balance of fiscal year 1997 include debt and capital lease payments of approximately $829,000 and capital expenditures of approximately $1.3 million to remodel existing stores and upgrade gasoline marketing facilities. Capital requirements for fiscal year 1998 include debt and capital lease payments of approximately $7.6 million and capital expenditures of approximately $3.0 million. The Company anticipates that cash presently available and cash generated from operations and bank credit facilities will be sufficient to fulfill its cash requirements.

Primarily due to lower gross profits on merchandise and gasoline sales during part of fiscal year 1997 and lower than anticipated profit contributions from newly constructed and remodeled stores during the first three quarters of fiscal year 1997, the Company was not in compliance with a financial covenant contained in its Senior Note Agreements. These notes have a balance of $4,503,402 at July 3, 1997. The Senior Note Agreements were previously amended in January and April 1997 to waive the noncompliance by altering the covenant requirements for the quarters ended January 2, 1997 and April 3, 1997. The Senior Note Agreements were further amended by the holders and the Company in July 1997 to waive the noncompliance by altering the covenant requirements for all fiscal quarters in 1997 and 1998 until the final principal payment in November 1998 and to require quarterly instead of semiannual payments of principal beginning August 1, 1997.


CHOICE CIGARETTE DISCOUNT OUTLETS:

In the first three quarters of fiscal year 1997, the Company, on a test basis, converted three closed and ten underperforming convenience store locations to discount tobacco stores operating under the name of Choice Cigarette Discount Outlet. The Company has since converted two other locations and may continue this program should results prove favorable. The Company will continue to sell gasoline at converted locations if gasoline was sold there prior to conversion.

IMPACT OF ADOPTION OF CHANGES IN ACCOUNTING PRINCIPLES:

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". This pronouncement will be effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company anticipates that this statement will not have a material effect on its financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement
No. 130 and Statement No. 131. Statement No. 130, "Reporting Comprehensive Income", will be effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise", will be effective for interim and annual periods beginning after December 15, 1997. The Company anticipates that the adoption of either statement will not have a material effect on its financial statements.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

        10 Fourth Amendment to Senior Note Agreement between the Senior Noteholders and Uni-Marts, Inc. dated as of July 28, 1997.

        11   Statement regarding computation of per share earnings (loss).

        27   Financial Data Schedule.


(b)   REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the quarter ended July 3, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Uni-Marts, Inc.
                                      -----------------------------------
                                                 (Registrant)



Date August 15, 1997                  /S/ HENRY D. SAHAKIAN
     ---------------                  -----------------------------------
                                      Henry D. Sahakian
                                      Chairman of the Board
                                      (Principal Executive Officer)



Date August 15, 1997                  /S/ J. KIRK GALLAHER
     ---------------                  -----------------------------------
                                      J. Kirk Gallaher
                                      Executive Vice President, Director
                                      and Chief Financial Officer
                                      (Principal Accounting Officer)
                                      (Principal Financial Officer)

                   UNI-MARTS, INC. AND SUBSIDIARY
                            EXHIBIT INDEX



Number      Description                                          Page(s)
------      -----------                                         --------
 10         Fourth Amendment to Senior Note Agreement between
            the Senior Noteholders and Uni-Marts, Inc. dated
            as of July 28, 1997                                  19-21

 11         Statement regarding computation of per
            share earnings (loss).                               22-23

 27         Financial Data Schedule.                             24