Form 10-K
period 1997-09-30
UNI MARTS INC
filed 1998-01-13
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  September 30, 1997
                          -----------------------------------------------------
                                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------
Commission file number                         1-11556
                       --------------------------------------------------------
                                   UNI-MARTS, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)
           Delaware                                            25-1311379
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

477 East Beaver Avenue, State College, PA                       16801-5690
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code       (814) 234-6000
                                                   ----------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange on
      Title of each class                               which registered
      -------------------                           ------------------------
   Common Stock, $.10 Par Value                     American Stock Exchange
-----------------------------------            --------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                                    None
-------------------------------------------------------------------------------
                                 (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock which consists solely of shares of common stock held by non-affiliates of the registrant as of December 31, 1997, computed by reference to the closing sale price of the registrant's common stock on such date: $18,671,681.

6,669,515 shares of Common Stock were outstanding at December 31, 1997.

                         This Document Contains 116 Pages.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Proxy Statement, in connection with the Annual Meeting of Stockholders expected to be held in February 1998, are incorporated into Part III.

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

(10) A portion of the Company's Annual Report on Form 10-K for the year ended September 30, 1996, filed on December 17, 1996, is incorporated into Part IV.

(11) Portions of the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1993, filed on May 15, 1993, are incorporated into Part IV.

(12) Portions of the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1995, filed on May 12, 1995, are incorporated into Part IV.

(13) A portion of the Company's Quarterly Report on Form 10-Q for the period ended April 4, 1996, filed on May 15, 1996, is incorporated into Part IV.

(14) Portions of the Company's Quarterly Report on Form 10-Q for the period ended April 3, 1997, filed on May 15, 1997, are incorporated into Part IV.

(15) A portion of the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1997, filed on August 15, 1997, is incorporated into Part IV.

(16) A portion of the Company's Registration Statement on Form S-8, File No. 33-9807, filed on July 10, 1991, is incorporated into Part IV.

PART I.

ITEM 1.  BUSINESS.

COMPANY OVERVIEW

Since its initial public offering in 1986, when it operated 208 convenience stores, Uni-Marts, Inc. (the "Company" or "Uni-Marts") has expanded, primarily through acquisitions of groups of stores. At September 30, 1997, the Company operated 384 convenience stores and 17 Choice Cigarette Discount Outlets ("Choice Stores") in Pennsylvania, Virginia, New York, New Jersey, Delaware and Maryland, of which 290 convenience stores and nine Choice Stores sold gasoline, see "Business - Merchandising and Marketing." Most of the stores are located in small towns and rural locations where costs of operation are generally lower than in urban areas. Most Company stores located in urban and suburban areas have been acquired and are generally leased on a long-term basis.

On December 27, 1996, the Company notified Getty Petroleum Corp. and its affiliates (collectively, "Getty") that, in accordance with their respective terms, effective December 31, 1997, the Company intended to terminate certain agreements with Getty, including leases and subleases and a gasoline supply agreement pursuant to which the Company purchased substantially all of its gasoline. Based on negotiations completed in December 1997, the Company and Getty have agreed upon procedures for the conversion of 105 stores from Uni-Marts' control to Getty control during December 1997 and January 1998. After the conversion, the Company will operate 274 convenience stores, including 198 with gasoline, plus 18 Choice Stores, of which 10 will sell gasoline.

The size of the Company's stores ranges from approximately 1,200 to 3,300 square feet, with newly constructed stores generally having over 3,000 square feet. The Company's largest location is 10,000 square feet in size. Typically, the stores offer a complete line of over 3,000 popular consumer items. In addition, the Company offers products designed to increase store traffic, such as branded fast foods, as well as services, including lottery tickets, free check cashing and automated teller machines ("ATMs").

Certain statements contained in this report are forward looking. Although Uni-Marts believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include general economic, business and market conditions, volatility of gasoline prices, merchandise margins, customer traffic, weather conditions, labor costs and the level of capital expenditures.

The following table shows the geographic distribution of the Company's convenience stores as of September 30, 1997:

                                Company-
                                operated     Franchise    Total
                                --------     ---------    -----
Pennsylvania                      273           25         298
Virginia                           48            1          49
Western New York                   23                       23
Southern New Jersey                              6           6
Delaware                            5                        5
Maryland                            3                        3
                                  ---          ---         ---
                                  352           32         384
                                  ===          ===         ===

Following the previously discussed conversion of 105 stores to Getty control and the closing of five stores since September 30, 1997, the geographic distribution of the Company's convenience stores will be:

                                Company-
                                operated     Franchise    Total
                                --------     ---------    -----
Pennsylvania                      222           15         237
Virginia                                                     0
Western New York                   23                       23
Southern New Jersey                              6           6
Delaware                            5                        5
Maryland                            3                        3
                                  ---          ---         ---
                                  253           21         274
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


THE CONVENIENCE STORE INDUSTRY

The convenience store industry is a retail, service-oriented industry. It is distinguished from other retail businesses by its emphasis on location and convenience and a commitment to customers who need to purchase items quickly at extended hours. Convenience stores feature a wide variety of items, including groceries, dairy products, tobacco products, beverages, prepared and self-service fast foods and health and beauty aids. In addition, many of the stores sell gasoline on a self-service basis. The stores are generally designed with ample customer parking and quick checkout procedures to maximize convenience, as well as to encourage impulse buying of high margin items.

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

Recent competitive trends across many retail sectors are having a positive influence on the convenience store industry as it changes the typical convenience store's merchandise mix in reaction to market conditions and customer preferences. In addition, convenience stores compete not only with other convenience stores, but now also with gasoline distributors which have converted to convenience stores. To compete for a broader customer base, convenience stores are adding prepared foods and new services and improving store layouts to attract new customers. As consumer preferences and government regulations put pressure on tobacco sales, convenience store operators are improving gasoline dispensing facilities and installing branded fast-food outlets and ATMs. In addition, the convenience store industry has aggressively closed or remodeled underperforming stores.

STRATEGY

The Company's strategy is to enhance current operations by increasing customer traffic, sales volume and profit margins. Key elements of the Company's strategy include the following:

     FOCUS ON RURAL AND SMALL-TOWN LOCATIONS. Most of the Company's stores are located in small towns and rural locations where costs of operation and levels of competition are generally lower than in urban and suburban markets. The Company's stores in these rural markets often serve as the community's "general store," providing the convenience of one-stop shopping for customers. As a result, the Company is able to provide a wide range of services and products at favorable margins. In addition, there tends to be less employee turnover at the Company's rural and small-town stores.

     ENHANCE BRANDED FAST-FOOD UNITS. The Company has added fast-food units such as Burger King, Arby's and Blimpie Subs and Salads to certain stores. The Company believes that the recognition associated with these names increases foot traffic and attracts new customers. At September 30, 1997, the Company was operating 55 branded fast-food units within its stores, including 37 Blimpie Subs and Salads, 8 Arby's, 6 Burger Kings, 2 Taco Makers, 1 Fox's Pizza and 1 Manhattan Bagel. The Company expects to continue to improve the profitability of these fast-food units by emphasizing employee training and tighter cost controls.

     OFFER ADDITIONAL TRAFFIC ENHANCING SERVICES. The Company offers various services at its stores, including the sale of lottery tickets, money orders and prepaid telephone cards, free check cashing and the acceptance of utility bill payments. In addition, the Company installed ATMs at 115 locations during fiscal years 1997 and 1996. The Company believes that the addition of these ATMs will serve to increase merchandise and gasoline sales.

     CONVERSION OF UNDERPERFORMING OR CLOSED STORES. The Company has converted 18 locations to Choice Stores to enhance the profitability of these locations. The Company will convert other locations as conditions warrant.


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

Uni-Marts has a merchandising and marketing department which develops and implements promotional and advertising programs, sometimes in conjunction with suppliers. Television, radio and newspaper advertisements are used to promote the Company's name and image. The Company maintains an employee training program which emphasizes the importance of service to customers and the development of merchandising and marketing skills for its store managers and store personnel.

     CONVENIENCE STORE MERCHANDISE SALES. The Company's stores offer dry grocery items, health and beauty aids, newspapers and magazines, dairy products, candy, frozen foods, beverages, tobacco products, delicatessen foods, fountain drinks and coffee products. In recent years, the Company has emphasized new merchandise sales such as prepared foods and branded fast foods to increase sales volume and customer traffic. In addition, the Company continues to add customer services, such as ATMs, prepaid telephone cards, free check cashing, the acceptance of utility bill payments and lottery ticket and money order sales, all of which are designed to increase customer traffic.
Many stores also offer a variety of prepared and self-service fast foods, including freshly made sandwiches, hot dogs, pizza, fried chicken, fresh baked goods, frozen sandwiches, nachos and soups.

As part of the Company's strategy to increase branded fast foods, in fiscal year 1994, the Company entered into an agreement with Blimpie International ("Blimpie") to become an area developer (franchisor) for Blimpie Subs and Salads restaurants in Pennsylvania and western New York. During fiscal year 1997, the Company added two Blimpie branded installations to its stores bringing total Blimpie locations in the convenience stores to 37. The Company has also franchised 20 Blimpie locations with third parties, including 18 added in fiscal year 1997. The Company receives a commission on these franchise sales. In addition, the Company added one Taco Maker and one Burger King fast-food unit to its stores in fiscal year 1997.

     CONVENIENCE STORE GASOLINE SALES. Convenience store operations and merchandise sales are enhanced by self-service gasoline facilities, which the Company plans to include in as many new locations as possible and to add to existing stores where feasible. Sales of gasoline products at the Company's stores are affected by wholesale and retail price volatility, competition and marketing decisions. At September 30, 1997, the Company had 299 locations offering unleaded gasoline, with 158 of these locations also offering kerosene. All are branded self-service units, with 287 offering Getty gasoline pursuant to a petroleum supply agreement entered into with Getty in December 1991, and the balance offering other major brands. The petroleum supply agreement and leases and subleases with Getty will expire on December 31, 1997 and the number of locations offering gasoline will thereafter decline to 208. The Company will offer branded gasoline at 35 locations after December 31, 1997 and unbranded gasoline at 173 locations. The branded locations will sell Exxon products (21), Mobil products (10) and other brands at 4 locations.

     CHOICE CIGARETTE DISCOUNT OUTLETS. During fiscal year 1997, the Company converted three closed and 14 underperforming convenience store locations to discount tobacco stores operating under the name of Choice Cigarette Discount Outlet. At September 30, 1997, nine of these locations were offering unleaded gasoline. The Company expects to continue to sell gasoline at converted locations if gasoline was sold there prior to conversion. Since September 30, 1997, the Company has converted one other location and may continue this program should results prove favorable.


COMPANY OPERATIONS

     STORE MANAGEMENT. Each Company-operated store is managed by a store manager. All Company stores are divided into groups of approximately eight stores by geographic area. Each group is managed by a store supervisor. A regional manager is responsible for a number of groups and their store supervisors. The regional managers report directly to the Vice President of Operations, who oversees the day-to-day operations of the stores. Managers, supervisors and regional managers are compensated in part through incentive programs which provide for quarterly bonuses based on increased profitability of the stores. The number of full-time and part-time employees per store depends on the sales volume of the store and its hours of operation.

     FRANCHISES. At September 30, 1997, the Company had 32 franchise stores which operate under various franchise agreements. Under all franchise agreements, the franchisee pays a royalty, which varies depending upon the agreement and whether the Company or the franchisee owns the convenience food store equipment. The royalty is based on the store's merchandise sales volume. Following the Getty conversion, the Company will have 21 franchise locations.

As part of its services to 23 franchise locations (20 after the Getty conversion), the Company provides accounting services, merchandising and advertising assistance, store layout and design guidance, supplier and product selection and ongoing operational assistance. These franchisees are required to use the same internal control systems that the Company uses for the stores it operates. The Company's financial statements include the sales and costs of sales of these 23 franchised stores. The Company does not provide these services for nine franchise locations. The Company has periodically closed franchised stores and does not intend to grant new franchises except in connection with new acquisitions or in other special circumstances.


DISTRIBUTION AND SUPPLY

All stores are serviced at least weekly by vendors. The Company does not distribute products to its stores itself. In order to minimize costs and facilitate deliveries, the Company utilizes a single wholesale distributor for most products, pursuant to a seven-year supply agreement. The Company believes that it could easily replace this distributor with one or more other distributors. Certain products, such as bakery items, dairy products, snacks, soft drinks, magazines and perishable products, are distributed by wholesale route salespeople. As part of the sale of its dairy operation in 1994, the Company entered into a 10-year supply agreement with the purchaser which provides for the Company's purchase of all dairy products sold at most of its Pennsylvania stores.

In 1991, the Company and Getty entered into a five-year gasoline supply agreement pursuant to which Getty supplied gasoline products to substantially all of the Company's convenience stores offering self-service gasoline. During fiscal year 1996, the Company negotiated an extension of the petroleum supply agreement with Getty that extends the agreement until December 31, 1997, at which time the agreement terminates. Thereafter, the Company will offer branded gasoline at 35 locations and unbranded gasoline at 173 locations.


MANAGEMENT CONTROLS AND INFORMATION SYSTEMS

The Company is developing an internal automation system which includes point-of-sale ("POS") scanning. The system is designed to improve the timeliness and accuracy of management information, reduce paperwork at the store level and enhance cash, pricing and inventory controls. As of September 30, 1997, installation of this new POS scanning system was completed in 42 of the Company's convenience stores and 17 Choice Stores, with plans to add the POS scanning system to additional locations.

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

The Company believes that its automated accounting and inventory control systems provide the information required for management decisions and expense control. An internal review has been conducted by the Company of all software used in its data processing equipment to determine its exposure, if any, to the "year 2000 problem." This problem may cause significant difficulties with the electronic processing of information in the year 2000 and subsequent years due to the inability of many computer programs to differentiate between the years 1900 and 2000. Based on its review, the Company believes the incremental costs to make the necessary corrections to prevent any such difficulties will not have a material effect on the Company's consolidated financial statements.

The Company believes that its existing and planned systems and controls can accommodate significant expansion in the number of Company stores.


COMPETITION

The convenience store industry is highly competitive, fragmented and regionalized. It is characterized by a few large companies, some medium-sized companies, such as the Company, and many small independent companies. Several competitors are substantially larger and have greater resources than the Company. The Company's primary competitors include national chains such as A-Plus Mini-Markets and 7-Eleven and regional chains such as Sheetz, WaWa, Stop-N-Go, Convenient Food Mart, Turkey Hill, Coastal and Co/Go. The Company also competes with other convenience stores, small supermarkets, grocery stores and major and independent gasoline distributors who have converted units to convenience stores.

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

Under current federal and certain state regulatory programs, the Company is obligated to upgrade or replace all noncomplying underground storage tanks it owns or operates to meet corrosion protection and overfill/spill containment standards by December 1998. The Company has evaluated each of its stores which sell gasoline to determine the type of expenditures required to comply with these and other requirements under the federal and state UST regulatory programs.

Management believes that the Company is currently in material compliance with all applicable federal and state laws and regulations. The Company has spent substantial amounts of money to upgrade its underground storage tanks to meet the applicable standards and requirements and intends to expend approximately $1.0 million during fiscal year 1998 to maintain compliance. The Company has adopted a program to ensure that new gasoline installations comply with federal and state regulations and that existing locations are upgraded if required under these regulations. For a discussion of the capital expenditures planned for environmental compliance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

A significant portion - approximately 27% - of the Company's merchandise sales is derived from the sale of tobacco products at its convenience stores and at its Choice Stores. If the government were to impose significant regulations or restrictions on the sale of tobacco products, it would have a material adverse effect on the Company.

Management believes that the Company is currently in material compliance with all applicable federal and state laws and regulations.


TRADEMARKS

The name "UNI-MART" and the Company's UNI-MART logo were registered with the U.S. Patent and Trademark Office as of May 13, 1997, and are owned by and licensed from Uni-Marts of America, Inc., a wholly owned subsidiary of the Company.


EMPLOYEES

As of September 30, 1997, the Company had approximately 2,750 employees, approximately 1,250 of which were full-time. The Company believes that its employee relations are good. None of the Company's employees are covered by a collective bargaining agreement. The number of employees will decline by approximately 600, of which approximately 275 are full-time, on January 1, 1998 due to the termination of certain agreements with Getty. See "Business - Company Overview."

On December 8, 1997, the President and Chief Operating Officer of the Company retired pursuant to an agreement which provides, among other things, for his salary to continue until May 15, 1998 and for certain other benefits. His responsibilities have been assumed by the Chief Executive Officer of the Company. On October 20, 1997, an Executive Vice President of the Company retired. His duties have been assumed by the Vice President of Operations.

ITEM 2.  PROPERTIES.

The following table sets forth certain information with respect to administrative and storage facilities owned or leased by the Company as of September 30, 1997:

                        Type of         Square
Location               Ownership        Footage   Use
--------               ----------       -------   ---
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

Oak Hall, PA           Leased           19,400    Storage facility

Pittsburgh, PA         Leased            3,400    Regional office and storage
                                                  facility

Camp Hill, PA          Leased            3,700    Regional office and storage
                                                  facility

Lancaster, PA          Leased            3,000    Regional office and storage
                                                  facility

Roanoke, VA            Leased              500    Regional office and storage
                                                  facility

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

Of the Company's 384 convenience store locations, 123 are owned by the Company, 9 are leased from affiliated parties and 252 are leased from unaffiliated parties. Most leases are for initial terms of five to ten years with renewal terms of five years available at the Company's option. Under most leases, the Company is responsible for the payment of insurance, taxes and maintenance. Of the leased locations, 11 are subleased to franchisees. Of the 252 stores leased from unaffiliated parties, 108 were leased from Getty in December 1991, of which 105 leases expire in December 1997 when Getty will assume control of these locations. The Company also owns five gasoline service stations which are leased to unaffiliated operators. As of September 30, 1997, the Company had no stores under construction.

The Company's store leases expire as follows:

                  Fiscal year of
               lease expiration (1)     Number of facilities
               --------------------     --------------------
                  1998                          115
                  1999                            5
                  2000                           10
                  2001                           10
                  2002 and later                121

------------------
(1) Most of the Company's leases have one or more renewal options at an agreed upon rental or fair market rental at the end of their initial terms. The table assumes the exercise of these renewal options, except for the 105 Getty leases expiring in December 1997.

The Company has generally renewed its leases prior to their expiration. Where renewals have not been available or the Company otherwise determines to change location, the Company generally has been able to locate acceptable alternative facilities.

The lease for the Company's administrative offices in State College, Pennsylvania, expires in December 2000.

Management considers all properties currently in use, owned or leased, to be in good condition, well maintained and suitable for current operations.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any pending material legal proceeding. Under its risk-retention program, the Company is responsible for the first $300,000 of any workers' compensation claim or most other liability exposures.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

The Company's Common Stock is listed on the American Stock Exchange under the symbol "UNI." The transfer agent and registrar for shares of the Company's Common Stock is ChaseMellon Shareholder Services, L.L.C., Ridgefield Park, New Jersey. As of December 10, 1997, the Company had 6,669,377 shares of its Common Stock outstanding.

Set forth below is a table which shows the high and low sale prices as reflected on the American Stock Exchange and dividends paid on Common Stock for each quarter in the two most recent fiscal years.

                               FIRST    SECOND      THIRD     FOURTH
                              QUARTER   QUARTER    QUARTER    QUARTER
                              -------   -------    -------    -------
1997
----
Cash Dividends per share      $.0300    $.0300     $.0000     $.0000

Price Range:
     High                     8 1/4     5 13/16    5 3/8      5 3/4
     Low                      5 5/8     5 1/8      4 3/4      4 1/8


1996
----
Cash Dividends per share      $.0275    $.0300     $.0300     $.0300

Price Range:
     High                     9 5/8     8 5/8      8 3/8      8 1/4
     Low                      6 7/8     7 7/8      7 1/2      7 3/8

In April 1997, the Company's Board of Directors elected to temporarily suspend the quarterly dividends on its Common Stock. The dividend will be considered for reinstatement upon the Company's return to profitability. However, there can be no assurance of future dividends because they are dependent not only on future earnings, but also capital requirements and financial condition. In addition, certain debt agreements may restrict the Company's ability to declare and pay dividends on Common Stock. The amount of retained earnings available for such dividends at September 30, 1997 was $473,126.

At December 10, 1997, the Company had approximately 381 stockholders of record of Common Stock. The Company believes that approximately 44 percent of its Common Stock is held in street or nominee names.

   ITEM 6.  SELECTED FINANCIAL DATA.

                           SELECTED CONSOLIDATED FINANCIAL DATA
          (In thousands, except per share, per gallon and number of stores data)
   The following table of selected consolidated financial data of the Company, except for Operating Data and pro forma information, has been derived from the financial statements and related notes of the Company which have been audited by Deloitte &
   Touche LLP, Independent Auditors, as indicated in their report relating to the fiscal years ended September 30, 1997, 1996 and 1995, included elsewhere in this report.  The data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.

                                              Fiscal Year Ended September 30,
                                        1997     1996      1995      1994       1993
                                    ---------  --------  --------  --------   --------
STATEMENTS OF OPERATIONS DATA: (1)
 Sales and other income by the
  Company and its franchisees:
   Merchandise sales                 $188,936  $182,482  $180,343  $181,331  $185,560
   Gasoline sales                     160,701   148,829   143,690   132,215   130,891
   Dairy sales                              0         0         0    10,495    20,328
   Other income                         2,563     2,501     2,978     2,575     2,597
                                     --------  --------  --------  --------  --------
      Total                           352,200   333,812   327,011   326,616   339,376
 Cost of sales                        267,325   247,458   240,164   239,751   249,896
                                     --------  --------  --------  --------   --------
 Gross profit                          84,875    86,354    86,847    86,865    89,480
 Selling                               69,271    65,823    64,416    65,904    67,324
 General and administrative             8,181     6,971     6,915     6,462     6,889
 Depreciation and amortization          7,339     6,058     5,533     5,660     6,667
 Interest                               4,234     2,854     3,323     3,297     4,061
 Provision for loss on disposal         1,625         0         0         0         0
 Provision for asset impairment         1,063         0         0         0         0
                                     --------  --------  --------  --------  --------
 Earnings (loss) before income taxes
  and cumulative effect of accounting
  change                            (   6,838)    4,648     6,660     5,542     4,539
 Income taxes                       (   2,262)    1,677     2,506     1,877     1,417
                                     --------  --------  --------  --------  --------
 Earnings (loss) before cumulative
  effect of accounting change       (   4,576)    2,971     4,154     3,665     3,122
 Cumulative effect of accounting
  change, net of income tax benefit
  of $726 (1)                       (   1,468)        0         0         0         0
                                     --------  --------  --------  --------  --------
 Net earnings (loss)                ($  6,044) $  2,971  $  4,154  $  3,665  $  3,122
                                     ========  ========  ========  ========  ========
 Earnings (loss) per share before
  cumulative effect of accounting
  change                            ($    .69) $    .46  $    .66  $    .54  $    .46
 Loss per share from cumulative
  effect of accounting change       (     .22)      .00       .00       .00       .00
                                     --------  --------  --------  --------  --------
 Net earnings (loss) per share      ($    .91) $    .46  $    .66  $    .54  $    .46
                                     ========  ========  ========  ========  ========
 Dividends per share                 $  .0600  $  .1175  $  .1100  $  .1000  $  .1000
                                     ========  ========  ========  ========  ========
 Weighted average shares outstanding    6,642     6,509     6,297     6,813     6,858
                                     ========  ========  ========  ========  ========

                                                 Fiscal Year Ended September 30,
                                            1997      1996      1995      1994      1993
                                         ---------  --------  --------  --------  --------
OPERATING DATA (CONVENIENCE STORES
 ONLY):
 Average, per store, for stores open
  two full years:
   Merchandise sales                     $    474   $    456  $    448  $    441  $    426
   Gasoline sales                        $    526   $    492  $    478  $    433  $    399
   Gallons of gasoline sold                   496        477       468       468       436
 Gross profit per gallon of gasoline     $   .112   $   .120  $   .132  $   .117  $   .106
 Total gallons of gasoline sold           150,005    144,059   139,842   139,512   136,820

 Number of stores open at year end            384        405       414       417       444
 Stores added                                   2          2         3         3         2
 Stores closed                                  9         11         6        30         3
 Stores converted to Choice locations          14          0         0         0         0


BALANCE SHEET DATA:
 Working capital                         $    727   $  1,663  $  2,330  $    981  $  2,923
 Total assets                             113,594    105,038    95,670    93,036   105,353
 Long-term obligations                     40,386     38,964    33,343    32,954    40,028
 Stockholders' equity                      29,547     36,062    32,579    28,803    29,222

(1) In fiscal year 1997, the Company changed its method of calculating ending merchandise inventories under the retail inventory method. The cumulative effect of this accounting change, net of the income tax benefit, was approximately $1.5 million. The pro forma effect as if the accounting change was in effect in each of the years presented is as follows:

                                        Pro Forma for the Year Ended September 30,
                                       1997      1996      1995      1994      1993
                                     --------  --------  --------  --------   --------
     Revenues                        $352,200  $333,812  $327,011  $326,616   $339,376

     Gross profit                      84,875    85,097    86,629    86,983     89,577

     Net earnings (loss)            (   4,576)    2,168     4,018     3,743      3,189

     Earnings (loss) per share      (     .69)      .33       .64       .55        .47


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Matters discussed below should be read in conjunction with "Statements of Operations Data" and "Operating Data (Convenience Stores Only)" on the preceding pages.

The Company experienced a significant loss of $6.0 million in fiscal year
1997. This loss includes a charge of $1.5 million (net of tax of $725,800) as a result of the change in method of accounting for inventory, a pre-tax charge of $1.6 million relating to the termination of Getty leases, and a pre-tax charge of $1.1 million for the impairment of long-lived assets. Before the effect of these charges, the loss from operations was $4.2 million on a pre-tax basis, or $2.8 million after tax.

The loss from operations is attributable primarily to significant declines in gross profit rates on the sale of gasoline products and merchandise sales. In addition, the Company's selling expenses increased primarily as a result of higher labor costs associated with the staffing of 55 branded fast-food units within its convenience stores. Depreciation, amortization and interest expenses also increased due to the costs of new and remodeled stores and upgrading stores for fast-food installations. The Company had expected fast-food installations would result in enhanced revenues which would offset these expenses. However, the anticipated increase in revenue has not been realized to date.

The Company recently entered into an agreement with Getty pursuant to which Getty has agreed, among other things, to purchase certain store equipment and gasoline equipment for $4.1 million. The Company intends to use a portion of these proceeds to repay $3.1 million of its outstanding senior debt. As a result of the termination of the Getty leases, the number of stores operated by the Company will be reduced by 105, which were previously leased to the Company by Getty. In addition, the Company will no longer be required to purchase petroleum products from Getty. In fiscal year 1997, these stores generated merchandise sales of $44.8 million and sold 38.3 million gallons of gasoline, for total sales of $88.8 million.

Termination of the relationship with Getty will permit the Company to purchase petroleum products from a variety of competing sources. The Company has recently entered into agreements to purchase branded gasoline for 35 locations. The Company will purchase unbranded gasoline from various sources for 173 locations. These arrangements should provide for purchases of gasoline at cost levels which are less than those offered by Getty. The Company believes that the agreements it has already entered into to purchase gasoline as well as its ability to purchase petroleum products from a number of competing sources will enable it to improve gasoline margins. However, gasoline margins have historically been volatile and there can be no assurance that the Company's gasoline margins will be enhanced by purchasing such products from competitive sources. In addition, the Company has suspended its program of capital expenditures for fast-food installations and currently does not anticipate adding any such new installations in the near future. The Company expects to improve the operating results of its existing fast-food units.

The Company's revenues are derived primarily from sales of merchandise and gasoline at its 384 convenience stores. In recent years, the sale of gasoline has become an increasingly significant part of the Company's revenues. Gasoline sales as a percentage of total revenues have increased from 43.9% in fiscal year 1995 to 44.6% in fiscal year 1996 to 45.6% in fiscal year 1997. Average gasoline sales per store, for stores open two full years, have increased from approximately $478,000 in fiscal year 1995 to approximately $492,000 in fiscal year 1996 to approximately $526,000 in fiscal year 1997, as a result of the increase in the selling price per gallon and the increase in gallons sold. While the Company expects to sell more gallons per store as it continues to implement its strategy of adding high-volume gasoline dispensing facilities, the price of gasoline can be volatile, and there can be no assurance that an increase in sales volume will result in higher revenues or gross profits. However, the Company expects that total gallons of gasoline sold in fiscal year 1998 will decline due to the loss of 91 gasoline locations leased from Getty. In fiscal year 1997, the locations leased from Getty sold
38.3 million gallons of gasoline.

Average merchandise sales per store, for stores open two full years, have increased from approximately $448,000 in fiscal year 1995 to approximately $456,000 in fiscal year 1996 to approximately $474,000 in fiscal year 1997. This merchandise sales growth trend is primarily the result of increased sales of branded fast-food items and the addition of in-store traffic enhancing services, such as the sale of lottery tickets, money orders and prepaid telephone cards, the acceptance of utility bill payments, ATMs and free check cashing. Tobacco sales represented approximately 27% of total merchandise sales in each of the last three fiscal years. There has been volatility in selling prices as a result of competition among cigarette manufacturers. Since the Company expects this volatility to continue, it has sought increased sales of other merchandise to offset the uncertainty in cigarette sales.

Convenience stores selling gasoline have been heavily affected by environmental regulations principally concerning underground storage tanks, which require large capital expenditures in order to achieve compliance. In the late 1980's, the Company began making significant expenditures to meet, and exceed, applicable standards. Management believes that the Company is currently in compliance with all applicable federal and state environmental laws and regulations and expects to expend approximately $1.0 million in fiscal year 1998 to maintain compliance. In addition, the Company has adopted a program to ensure that new gasoline installations comply with federal and state regulations.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain expense items to total revenues. Since the Company's franchise agreements for 23 of the Company's 32 franchise locations permit the Company to exercise complete control over the operations of these 23 franchised stores and the Company bears the attendant risks of ownership, the results of operations include sales and related cost of sales of stores operated by these franchisees. It should be noted that the primary factors influencing the percentage relationship of cost of sales to revenues are the volatility of gasoline prices and the proportional increase in the number of stores selling gasoline. On a percentage basis, the gross profit on gasoline sales is significantly less than the gross profit on merchandise sold in the convenience stores.

                                        Fiscal Year Ended September 30,
                                          1997     1996        1995
                                        -------   ------      ------
Revenues:
  Merchandise sales                       53.6%    54.7%       55.2%
  Gasoline sales                          45.6     44.6        43.9
  Other income                             0.8      0.7         0.9
                                         -----    -----       -----
Total revenues                           100.0    100.0       100.0
Cost of sales                             75.9     74.1        73.4
                                         -----    -----       -----
Gross profit:
  Merchandise (as a percentage of
   merchandise sales)                     34.2     36.2        36.0
  Gasoline (as a percentage of
   gasoline sales)                        10.7     11.9        13.2

Total gross profit                        24.1     25.9        26.6

Costs and expenses:
  Selling                                 19.7     19.7        19.7
  General and administrative               2.3      2.1         2.1
  Depreciation and amortization            2.1      1.8         1.7
  Interest                                 1.2      0.9         1.0
  Provision for loss on disposal           0.5      0.0         0.0
  Provision for asset impairment           0.3      0.0         0.0
                                         -----    -----       -----
Total expenses                            26.1     24.5        24.5
                                         -----    -----       -----
Earnings (loss) before income taxes
  and cumulative effect of accounting
  change                                (  2.0)     1.4         2.1

Income taxes                            (  0.6)     0.5         0.8
                                         -----    -----       -----
Earnings (loss) before cumulative
  effect of accounting change           (  1.4)     0.9         1.3

Cumulative effect of accounting change,
  net of income tax benefit             (  0.4)     0.0         0.0
                                         -----    -----       -----
Net earnings (loss)                     (  1.8)%    0.9%        1.3%
                                         =====    =====       =====

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

During fiscal year 1997, the Company opened two new stores, closed nine underperforming stores, including three franchised locations, and converted one franchised location to a Company-operated store. The Company also, on a test basis, converted 14 underperforming convenience store locations to discount tobacco stores operating under the name of Choice Cigarette Discount Outlet. The Company expects to continue to sell gasoline at converted locations if gasoline was sold there prior to conversion. Total revenues were $352.2 million in fiscal year 1997, compared to $333.8 million in fiscal year 1996, an increase of $18.4 million, or 5.5%.

Merchandise sales increased by $6.4 million, or 3.5%, to $188.9 million in fiscal year 1997 compared to $182.5 million in fiscal year 1996. Fiscal year 1997 merchandise sales include $4.8 million in merchandise sales at locations converted to discount tobacco stores. The increase in merchandise sales is due to higher sales levels per store as merchandise sales at comparable stores increased by 1.9%. Part of this increase is due to increased sales of branded fast food.

Gasoline sales in fiscal year 1997 were $160.7 million compared to fiscal year 1996 gasoline sales of $148.8 million, an increase of $11.9 million, or 8.0%. This increase is due to 5.9 million additional gallons of gasoline sold and a $0.04 increase in the average retail price per gallon sold at the Company's convenience stores in fiscal year 1997.

In fiscal year 1997, the Company changed its method of valuing its merchandise inventories. The Company formerly valued its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method utilizing a single category of merchandise. The Company now values its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method utilizing eight categories of merchandise. This change is expected to improve the measurement of the Company's profitability based upon a changing product mix. This change caused a one-time charge to earnings of $1,468,140, net of the income tax benefit of $725,800.

Gross profits on merchandise sales were $65.2 million, a decrease of $0.9 million, or 1.4%, from $66.1 million in fiscal year 1996. This decrease is due to competitive pressures on gross profit rates.

Gross profits on gasoline sales decreased $595,000, or 3.4%, from $17.8 million in fiscal year 1996 to $17.2 million in fiscal year 1997. This decrease is primarily due to lower gross profit rates per gallon sold at the Company's convenience stores from $0.120 per gallon in fiscal year 1996 to $0.112 in the current year.

Selling expenses were $69.3 million in fiscal year 1997 compared to $65.8 million in fiscal year 1996. The increase of $3.5 million, or 5.2%, is due primarily to a 7% increase in store labor costs associated with increased staffing levels for fast-food installations and higher advertising costs as well as smaller increases in other types of selling expenses. General and administrative expense increased $1.2 million, or 17.4%. This increase is primarily the result of higher salary levels, severance packages offered to terminated and retired employees and higher professional fees, including costs associated with a review of certain inventory and purchasing matters of the Company. Depreciation and amortization increased by $1.3 million, or 21.1%. This increase is due to additional depreciation from new and remodeled stores. Interest expense increased by $1.4 million, or 48.3%, due to higher borrowing levels and interest rates as well as the capitalization of $297,000 of interest paid in fiscal year 1996 compared to $57,000 in fiscal year 1997.

The Company recorded a provision in fiscal year 1997 for loss on disposal of certain assets to Getty of $1.6 million due to the termination on December 31, 1997 of certain leases, subleases and a gasoline supply contract. Getty has agreed to pay $4.1 million for equipment at 105 stores that are reverting to Getty control in December 1997 and January 1998. The provision includes a loss of approximately $950,000 on the disposal of equipment and leasesehold improvements and additional costs of approximately $675,000 related to the termination.

In fiscal year 1997, the Company established a provision for the impairment of long-lived assets at certain closed and underperforming stores. This provision caused a charge to earnings of $1.1 million.

The Company incurred a loss of $6.8 million before income taxes and cumulative effect of an accounting change in fiscal year 1997 compared to earnings of $4.6 million in fiscal year 1996. This earnings decline of $11.4 million is due to a decline in gross profit of $1.5 million as well as expense increases of $7.3 million and earnings charges of $1.6 million for loss on disposal of assets at the Getty locations and $1.1 million for asset impairment. In fiscal year 1997, the Company recognized an income tax benefit of $2.3 million compared to income taxes of $1.7 million in fiscal year 1996 due to the losses incurred. Due to the accounting change discussed previously, the Company recorded a charge to earnings of $1.5 million in fiscal year 1997, net of the income tax benefit of $0.7 million. The Company incurred a net loss of $6.0 million, or $0.91 per share, compared to net earnings of $3.0 million, or $0.46 per share, in fiscal year 1996.


FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

During fiscal year 1996, the Company opened two new stores including a 10,000-square-foot location which includes several types of fast-food operations, a mailing center, a bank and a car wash. The Company also closed ten underperforming locations and one location which was replaced by one of the new stores. Total revenues were $333.8 million in fiscal year 1996, compared to $327.0 million in fiscal year 1995, an increase of $6.8 million, or 2.1%.

Although the Company had fewer stores in operation, merchandise sales increased by $2.1 million, or 1.2%, to $182.5 million in fiscal year 1996 from $180.3 million in fiscal year 1995. This increase was due to increased sales levels per store which was partially due to additional branded fast-food locations. Merchandise sales at comparable stores increased 1.1%.

Gasoline sales increased $5.1 million, or 3.6%, from $143.7 million in the prior fiscal year to $148.8 million in fiscal year 1996. The gasoline sales increase was due to the sale of additional gallons of gasoline as well as a slight increase in the retail selling price per gallon.

In fiscal year 1996, gross profits on merchandise sales were $66.1 million compared to $64.9 million in the prior fiscal year, an increase of $1.2 million, or 1.9%. This increase was due to the higher sales volume as well as slightly higher gross profit rates.

Gross profits on gasoline sales declined $1.2 million, or 6.4%, from $19.0 million in fiscal year 1995 to $17.8 million in fiscal year 1996. This decline was the result of a decrease in gross profits per gallon of gasoline sold at the Company's stores from $0.132 in fiscal year 1995 to $0.120 in fiscal year 1996.

Other income decreased by $500,000 to $2.5 million in fiscal year 1996 from $3.0 million in the prior fiscal year, largely due to lower rental income and promotional allowances.

Selling expenses of $65.8 million in fiscal year 1996 were $1.4 million, or 2.2%, higher than selling expenses of $64.4 million in fiscal year 1995, primarily the result of increased staffing and maintenance costs. General and administrative expense increased by $56,000, or 0.8%, due largely to higher professional fees. Depreciation and amortization expense increased by $525,000, or 9.5%, due to additional depreciation of convenience store capital expenditures. Interest expense declined by $468,000, due largely to lower interest rates, interest capitalization and lower average debt levels.

Primarily as a result of a $493,000 reduction in gross profits and the $1.4 million increase in selling expenses, earnings before income taxes in fiscal year 1996 declined by $2.0 million, or 30.2%, from $6.7 million in fiscal year 1995 to $4.6 million in fiscal year 1996. Income taxes decreased by $829,000 due to lower pre-tax income. Net earnings declined by $1.2 million to $3.0 million, or $0.46 per share, in fiscal year 1996 from $4.2 million, or $0.66 per share, in fiscal year 1995.

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

                                                          (In thousands, except per share data)
                                                                      QUARTER ENDED
                                 ---------------------------------------------------------------------------------
                                    (1)       (1)       (1)
                                  Jan. 2,   Apr. 3,   July 3,   Sep. 30,   Jan. 4,   Apr. 4,   July 4,   Sep. 30,
                                   1997      1997      1997      1997       1996      1996      1996       1996
                                 --------  --------  --------   --------  --------  --------  --------   --------
Revenues:
  Merchandise sales               $46,473   $42,609   $50,334    $49,520   $46,362   $42,050   $47,513    $46,557
  Gasoline sales                   42,320    38,218    40,896     39,267    37,219    33,550    40,833     37,227
  Other income                        616       589       731        627       553       998       479        471
                                  -------   -------   -------    -------   -------   -------   -------    -------
Total revenues                     89,409    81,416    91,961     89,414    84,134    76,598    88,825     84,255

Cost of sales                      66,817    60,963    70,401     69,144    61,192    56,493    66,351     63,422
                                  -------   -------   -------    -------   -------   -------   -------    -------
Gross profit                       22,592    20,453    21,560     20,270    22,942    20,105    22,474     20,833

Costs and expenses:
  Selling                          17,699    17,097    16,838     17,637    16,833    15,961    16,636     16,393
  General & administrative          1,854     1,880     1,729      2,718     1,653     1,505     1,826      1,987
  Depreciation & amortization       1,813     1,817     1,876      1,833     1,453     1,467     1,498      1,640
  Interest                            917     1,096     1,110      1,111       785       773       793        503
  Provision for loss on disposa         0         0         0      1,625         0         0         0          0
  Provision for asset impairmen         0         0         0      1,063         0         0         0          0
                                  -------   -------   -------    -------   -------   -------   -------    -------
Earnings (loss) before income
  taxes and cumulative effect of
  accounting change                   309  (  1,437)        7   (  5,717)    2,218       399     1,721        310

Income taxes                          116  (    512)        3   (  1,869)      820       145       609        103
                                  -------   -------   -------    -------   -------   -------   -------    -------
Earnings (loss) before cumulative
  effect of accounting change         193  (    925)        4   (  3,848)    1,398       254     1,112        207

Cumulative effect of accounting
  change, net of income tax
  benefit of $726                (  1,468)        0         0          0         0         0         0          0
                                  -------   -------   -------    -------   -------   -------   -------    -------
Net earnings (loss)              ($ 1,275) ($   925)  $     4   ($ 3,848)  $ 1,398   $   254   $ 1,112    $   207
                                  =======   =======   =======    =======   =======   =======   =======    =======
Earnings (loss) per share
  before cumulative effect of
  accounting change               $  0.03  ($  0.14)  $  0.00   ($  0.58)  $  0.22   $  0.04   $  0.16    $  0.03

Loss per share from cumulative
  effect of accounting change    (   0.22)     0.00      0.00       0.00      0.00      0.00      0.00       0.00
                                  -------   -------   -------    -------   -------   -------   -------    -------
Net earnings (loss) per share    ($  0.19) ($  0.14)  $  0.00   ($  0.58)  $  0.22   $  0.04   $  0.16    $  0.03
                                  =======   =======   =======    =======   =======   =======   =======    =======
Weighted average shares
  outstanding                       6,642     6,636     6,642      6,647     6,368     6,727     6,776      6,649
                                  =======   =======   =======    =======   =======   =======   =======    =======
Pro forma amounts assuming the
  new inventory method is
  applied retroactively:

    Net earnings                                                           $   992  ($     8)  $ 1,088    $    96
    Earnings (loss) per share                                              $  0.16   $  0.00   $  0.16    $  0.01

(1) Restated for retroactive application of change in inventory - See Note C to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash and interim credit facilities to acquire and construct new stores and renovate existing locations. In addition, the Company periodically utilizes credit facilities for working capital as it did during fiscal year 1997.

At September 30, 1997, the Company was not in compliance with certain financial covenants contained in both its Senior Note Agreements and its bank term loans and revolving credit agreement. This noncompliance resulted primarily from lower gross profits on merchandise and gasoline sales as well as lower than anticipated profit contributions from newly constructed and remodeled stores during fiscal year 1997.

The Senior Notes had an outstanding balance of $3,736,735 at September 30, 1997. The agreements related to these notes had previously been amended in January, April and July 1997 to waive covenant noncompliance by amending certain covenants and the scheduled amortization of the notes. The agreements related to these notes were further amended by the holders in December 1997 to waive covenant noncompliance for the fiscal quarter ended September 30, 1997 and the first fiscal quarter ending January 1, 1998. In consideration of the December amendment, the Company has agreed to repay the remaining $3,133,333 of outstanding principal on February 2, 1998.

The bank term loans and revolving credit agreement were amended on December 29, 1997 to waive covenant noncompliance for the fiscal quarter ended September 30, 1997, modify certain existing covenants and add new covenants effective on the amendment date. The new schedule of term loan principal payments beginning on February 2, 1998, requires quarterly payments of $1,905,000 through October 1, 1998 and $2,000,000 through October 1, 1999, with the remaining balance due on December 31, 1999. In addition, the Company must make mandatory prepayments if specified cash flow targets are met or if the Company receives proceeds from the sale of certain assets. The rate of interest paid by the Company to the banks for the Revolving Credit Loan was increased by .25% per annum. In addition, the amendment restricts the Company's capital expenditures to $3.0 million in fiscal year 1998 and places certain restrictions on any additional borrowing by the Company.

As a result of the amendments discussed above, the Company has debt service requirements for fiscal year 1998 of $12.7 million, a significant increase from requirements in prior years. As of September 30, 1997, the Company had cash balances of approximately $6.0 million but had no additional borrowing available under its existing credit agreements. The Company expects to utilize approximately $8.0 million in proceeds from tax refunds and asset disposals for a portion of the debt service requirements. Management believes these sources of cash and cash generated from operations will be sufficient to meet its obligations in fiscal year 1998.

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


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Uni-Marts, Inc.
State College, Pennsylvania


We have audited the accompanying consolidated balance sheets of Uni-Marts, Inc. and subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Uni-Marts, Inc. and subsidiary as of September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

As discussed in Note C, the Company changed its method of accounting for inventory in 1997.



/S/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania

December 29, 1997

                         UNI-MARTS, INC. AND SUBSIDIARY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                    September 30,
                                                 1997           1996
                                             ------------   ------------
     A S S E T S
     ------------
CURRENT ASSETS:
  Cash                                       $  5,993,388   $  1,207,929
  Marketable equity securities                    407,475        387,282
  Accounts receivable - less allowances of
    $132,600 and $74,600                        3,377,554      2,826,887
  Tax refunds receivable                        1,819,100              0
  Inventories                                  15,683,330     17,807,998
  Prepaid and current deferred taxes            3,359,490      2,491,978
  Property held for sale                        5,643,006              0
  Prepaid expenses and other                      796,668      1,560,816
  Loan due from officer - current portion         150,000              0
                                             ------------   ------------
     TOTAL CURRENT ASSETS                      37,230,011     26,282,890


NET PROPERTY, EQUIPMENT AND IMPROVEMENTS       69,055,846     71,794,100

LOAN DUE FROM OFFICER                             674,768              0

NET INTANGIBLE AND OTHER ASSETS                 6,633,157      6,960,752
                                             ------------   ------------
     TOTAL ASSETS                            $113,593,782   $105,037,742
                                             ============   ============

                         UNI-MARTS, INC. AND SUBSIDIARY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Continued)

                                                       September 30,
                                                    1997          1996
                                                ------------  ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     -------------------------------------
CURRENT LIABILITIES:
  Accounts payable                              $ 14,462,174  $ 13,335,711
  Gas taxes payable                                2,424,641     2,053,729
  Accrued expenses                                 6,806,632     5,852,143
  Current maturities of long-term debt            12,722,649     3,272,957
  Current obligations under capital leases            87,320       105,071
                                                ------------  ------------
     TOTAL CURRENT LIABILITIES                    36,503,416    24,619,611

LONG-TERM DEBT, less current maturities           39,852,947    38,343,024

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                            533,551       620,871

DEFERRED TAXES                                     4,036,000     2,394,700

DEFERRED INCOME AND OTHER LIABILITIES              3,120,923     2,997,125

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 a share:
    Authorized 15,000,000 shares
    Issued 7,286,657 and 7,279,684
    shares, respectively                             728,666       727,968

  Additional paid-in capital                      24,341,999    24,287,858

  Retained earnings                                8,254,538    14,696,776

  Less unrealized loss on securities                       0 (      54,401)
                                                ------------  ------------
                                                  33,325,203    39,658,201
  Less treasury stock, at cost - 639,980
    and 621,197 shares of Common Stock,
    respectively                               (   3,778,258)(   3,595,790)
                                                ------------  ------------
                                                  29,546,945    36,062,411
                                                ------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $113,593,782  $105,037,742
                                                ============  ============





                 See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARY
                         ------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                         Year Ended September 30,
                                    1997           1996           1995
                                -------------   ------------   ------------
REVENUES:
  Merchandise sales              $188,935,939   $182,481,748   $180,343,639
  Gasoline sales                  160,700,946    148,829,207    143,689,680
  Other income                      2,563,490      2,501,324      2,978,052
                                 ------------   ------------   ------------
                                  352,200,375    333,812,279    327,011,371
                                 ------------   ------------   ------------
COSTS AND EXPENSES:
  Cost of sales                   267,324,567    247,457,964    240,164,720
  Selling                          69,270,631     65,822,709     64,416,108
  General and administrative        8,181,303      6,970,780      6,915,288
  Depreciation and amortization     7,339,206      6,058,030      5,532,744
  Interest                          4,234,440      2,854,552      3,322,550
  Provision for loss on disposal    1,624,550              0              0
  Provision for asset impairment    1,063,203              0              0
                                 ------------   ------------   ------------
                                  359,037,900    329,164,035    320,351,410
                                 ------------   ------------   ------------
EARNINGS (LOSS) BEFORE INCOME
  TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE             (   6,837,525)     4,648,244      6,659,961

INCOME TAXES                    (   2,261,600)     1,677,200      2,506,200
                                 ------------   ------------   ------------
EARNINGS (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE   (   4,575,925)     2,971,044      4,153,761

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF INCOME TAX
  BENEFIT OF $725,800           (   1,468,140)             0              0
                                 ------------   ------------   ------------
NET EARNINGS (LOSS)             ($  6,044,065)  $  2,971,044   $  4,153,761
                                 ============   ============   ============
EARNINGS (LOSS) PER SHARE BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                        ($       0.69)  $       0.46   $       0.66

LOSS PER SHARE FROM CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE   (        0.22)          0.00           0.00
                                 ------------   ------------   ------------
NET EARNINGS (LOSS) PER SHARE   ($       0.91)  $       0.46   $       0.66
                                 ============   ============   ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         6,641,926      6,509,458      6,297,362
                                 ============   ============   ============



                    See notes to consolidated financial statements

                                                      UNI-MARTS, INC. AND SUBSIDIARY
                                                      ------------------------------
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              -----------------------------------------------


                                   Common Stock
                                  Par Value $.10
                                      a share
                               Authorized 15,000,000     Unrealized    Additional
                                       Shares             Loss On       Paid-In       Retained         Treasury Stock
                                Shares         Amount    Securities     Capital       Earnings       Shares     Amount
                               ---------      --------   ----------   -----------   ------------    -------  ------------
Balance - October 1, 1994      6,996,498      $699,650    $     0     $22,897,804    $ 9,035,050    722,238  ($3,829,481)

  Issuance of common stock        46,388         4,639                    236,776                  ( 24,817)      74,451

  Net earnings                                                                         4,153,761

  Dividends ($.1100 per share)                                                      (    693,948)
                               ---------      --------    -------     -----------    -----------    -------   ----------
Balance - September 30, 1995   7,042,886       704,289          0      23,134,580     12,494,863    697,421  ( 3,755,030)

  Purchase of treasury stock                                                                         94,075  (   754,457)

  Issuance of common stock       236,798        23,679                  1,153,278                  (170,299)     913,697

  Unrealized loss on securities                          ( 54,401)

  Net earnings                                                                         2,971,044

  Dividends ($.1175 per share)                                                      (    769,131)
                               ---------      --------    -------     -----------    -----------    -------   ----------
Balance - September 30, 1996   7,279,684       727,968   ( 54,401)     24,287,858     14,696,776    621,197  ( 3,595,790)

  Purchase of treasury stock                                                                         50,500  (   365,994)

  Issuance of common stock         6,973           698                     54,141                  ( 31,717)     183,526

  Unrealized gain on securities                            54,401

  Net loss                                                                          (  6,044,065)

  Dividends ($.0600 per share)                                                      (    398,173)
                               ---------      --------    -------     -----------    -----------    -------   ----------
Balance - September 30, 1997   7,286,657      $728,666    $     0     $24,341,999    $ 8,254,538    639,980  ($3,778,258)
                               =========      ========    =======     ===========    ===========    =======   ==========
































                       See notes to consolidated financial statements

                               UNI-MARTS, INC. AND SUBSIDIARY
                               ------------------------------
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------

                                                       Year Ended September 30,
                                                 1997           1996          1995
                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others    $351,614,420   $335,079,196   $326,516,241
  Cash paid to suppliers and employees      ( 340,898,407) ( 325,132,418) ( 309,676,039)
  Net receipts for sales and purchases
   of trading equity securities                         0        455,289         45,267
  Dividends and interest received                  80,172         44,675        112,393
  Interest paid (net of capitalized interest
   of $57,400, $297,000 and $0)             (   4,157,146) (   2,892,365) (   3,258,761)
  Income taxes received (paid)                  1,005,600  (   1,778,900) (   2,862,500)
                                             ------------   ------------   ------------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                7,644,639      5,775,477     10,876,601

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from sale of capital assets            170,473        268,124        297,939
  Purchase of property, equipment and
   improvements                             (  11,844,707) (  17,296,373) (   8,637,466)
  (Payments) receipts for sales and
   purchases of available-for-sale
   securities                               (     183,667) (     441,683)             0
  Note receivable from officer              (     824,768)             0              0
  Cash advanced for intangible and
   other assets                             (     506,164) (     371,287) (     260,965)
  Cash received for intangible and
   other assets                                   236,651        116,058        250,112
                                             ------------   ------------   ------------
     NET CASH USED IN INVESTING ACTIVITIES  (  12,952,182) (  17,725,161) (   8,350,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) on revolving credit
   agreement                                    5,000,000  (   1,000,000)             0
  Additional long-term borrowings              10,000,000     10,000,000        250,000
  Principal payments on debt                (   4,145,456) (   3,381,869) (   3,430,753)
  Purchases of treasury stock               (     365,994) (      79,457)             0
  Proceeds from issuance of common stock            2,625      1,062,557        140,728
  Dividends paid to stockholders            (     398,173) (     769,131) (     693,948)
                                             ------------   ------------   ------------
     NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                     10,093,002      5,832,100  (   3,733,973)
                                             ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                 4,785,459  (   6,117,584) (   1,207,752)

CASH AT BEGINNING OF YEAR                       1,207,929      7,325,513      8,533,265
                                             ------------   ------------   ------------
CASH AT END OF YEAR                          $  5,993,388   $  1,207,929   $  7,325,513
                                             ============   ============   ============


                               UNI-MARTS, INC. AND SUBSIDIARY
                               ------------------------------
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
                                        (Continued)
                                        -----------

                                                           Year Ended September 30,
                                                       1997          1996          1995
                                                   -----------    ----------    ----------
RECONCILIATION OF NET EARNINGS (LOSS) TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:

NET EARNINGS (LOSS)                               ($ 6,044,065)   $2,971,044    $ 4,153,761

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization                     7,339,206     6,058,030      5,532,744
   Provision for loss on disposal                    1,624,550             0              0
   Provision for asset impairment                    1,063,203             0              0
   Net unrealized holding (gain) loss on
    trading securities                            (    130,323)            0         49,251
   Gain on sale of trading equity securities      (     97,107)            0              0
   Gain on sale of available-for-sale securities  (      3,001)            0              0
   Loss on sale of capital assets and other            282,836       150,545        143,668
   Cumulative effect of accounting change            1,468,140             0              0
   Change in assets and liabilities:
    (Increase) decrease in:
      Trading equity securities                              0       434,508         88,407
      Accounts receivable                         (    102,361)  (   414,903)  (    243,335)
      Tax refunds receivable                      (  1,819,100)            0              0
      Inventories                                 (     69,272)  ( 2,243,246)  (    456,295)
      Prepaid expenses                               1,238,136   ( 1,669,640)  (      4,199)
    Increase (decrease) in:
      Accounts payable and accrued expenses          2,219,399   ( 1,233,865)     2,004,689
      Deferred income taxes and other
       liabilities                                     674,398     1,723,004   (    392,090)
                                                   -----------    ----------    -----------
  TOTAL ADJUSTMENTS TO NET EARNINGS                 13,688,704     2,804,433      6,722,840
                                                   -----------    ----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $ 7,644,639    $5,775,477    $10,876,601
                                                   ===========    ==========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING ACTIVITY:

During fiscal year 1997, the Company sold marketable securities for $448,300 and recognized a gain of $97,100. The cash proceeds from the sale were not received until after September 30, 1997.









                  See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


A.    Summary of Significant Accounting Policies:
 ------------------------------------------
 The Company is an independent operator of convenience stores located in Pennsylvania, Virginia, New York, New Jersey, Delaware and Maryland.

 (1) Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

 (2) Marketable Equity Securities -- The Company's marketable equity securities are stated at fair value based on published quotes. Management determines the proper classification of investments in marketable equity securities at the time of purchase and reevaluates such designations periodically. During fiscal year 1997 the Company transferred all of its available-for-sale securities to the trading category, based upon management's intent to sell the securities.
       The unrealized holding gain at the time of the transfer was approximately $174,000. Realized gains and losses on sales of investments, and unrealized gains and losses as determined on a specific identification basis, are included in the Consolidated Statements of Operations. Marketable securities include the following:

                                              September 30,
                                            1997        1996
                                         ----------  ----------
         Available-for-sale securities:
           Cost                            $      0    $441,683
           Less unrealized holding losses         0      54,401
                                           --------    --------
           Fair value                      $      0    $387,282
                                           ========    ========
         Trading equity securities:
           Cost                            $277,152    $      0
           Plus unrealized holding gains    130,323           0
                                           --------    --------
           Fair value                      $407,475    $      0
                                           ========    ========

   (3) Inventories -- The Company values its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method. Gasoline inventories are valued at the lower of cost (first-in, first-out method) or market (see
         Note C).

   (4) Property, Equipment and Improvements -- Depreciation and amortization are calculated using the straight-line method over the useful lives of the related assets. Amortization of improvements to leased properties is based on the remaining terms of the leases or the estimated useful lives of such improvements, whichever is shorter. Interest costs incurred on borrowed funds during the period of construction of capital assets are capitalized as a component of the cost of acquiring those assets. The amount of interest capitalized in fiscal years 1997 and 1996 was $57,400 and $297,000, respectively. No interest was capitalized in fiscal year 1995.

   ------------------------------------------------------
   (5) Intangible and Other Assets -- Intangible and other assets consist of the following:

                                                   Accumulated     Net Book    Useful
                                         Cost      Amortization      Value     Lives
                                      -----------  ------------   ----------  -------
         For the year ended September 30, 1997:
         Goodwill                     $   145,399   $  105,368    $   40,031   13-21
         Goodwill                       5,852,952    1,767,038     4,085,914   29-40
         Lease acquisition costs        1,187,174      844,470       342,704   12-25
         Non-competition agreements     1,213,040    1,211,430         1,610    10
         Other intangibles                117,362      105,952        11,410   15-16
         Other assets                   2,151,488            0     2,151,488
                                      -----------   ----------    ----------
                                      $10,667,415   $4,034,258    $6,633,157
                                      ===========   ==========    ==========

         For the year ended September 30, 1996:

         Goodwill                     $   645,719   $  570,762    $   74,957    5-21
         Goodwill                       5,852,952    1,409,294     4,443,658   29-40
         Lease acquisition costs        1,296,637      881,591       415,046   10-25
         Non-competition agreements     1,213,040    1,074,470       138,570    10
         Other intangibles                117,362       98,468        18,894   15-16
         Other assets                   1,869,627            0     1,869,627
                                      -----------   ----------    ----------
                                      $10,995,337   $4,034,585    $6,960,752
                                      ===========   ==========    ==========

         Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations and is amortized on a straight-line basis. Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms. Non-competition agreements are being amortized over the terms of the particular agreements. Amortization expense was $431,200 (1997), $510,100 (1996) and
         $533,900 (1995).

   (6) Asset Impairment -- It is the Company's policy to periodically review and evaluate the recoverability of fixed and intangible assets by assessing current and future profitability and cash flows and to determine whether the depreciation or amortization of the balances over their remaining lives can be recovered through expected future results and cash flows. The Company has recorded a $1,063,200 provision for asset impairment for certain real estate, leasehold improvements, store and gasoline equipment and goodwill at certain closed or underperforming stores. Fair value was determined based on a review of historical and projected cash flows. As discussed in Footnote D, the Company also recorded a provision for loss on disposal of $1,624,600 for certain assets to be sold in January 1998.

   (7) Self-Insurance Reserves -- The Company assumes the risks for general liability and workers' compensation insurance exposures up to certain loss thresholds set forth in separate insurance contracts. The Company has established self-insurance reserves for these risks,
` which are recorded on a present value basis using the risk-free treasury rate of 6.1%, using actuarial valuations provided by

   ------------------------------------------------------
         independent companies. At September 30, 1997 and 1996, the Company had self-insurance reserves totaling $2,456,900 and $2,460,300, respectively.

   (8) Income Taxes -- The Company recognizes deferred tax assets and liabilities for temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates.

   (9) Deferred Income and Other Liabilities -- The Company generally records revenues when products are sold or services rendered. In certain instances, the Company receives advance payments for purchase commitments or other services and records revenue from such payments in accordance with the terms of the related contractual arrangements. Deferred income and other liabilities includes the following:

                                      September 30,
                                    1997         1996
                                 ----------   ----------
         Deferred income         $1,892,557   $2,025,000
         Deferred compensation    1,056,498      747,541
         Other noncurrent
          liabilities               171,868      224,584
                                 ----------   ----------
                                 $3,120,923   $2,997,125
                                 ==========   ==========

   (10) Operations -- The Company operates 384 convenience stores, 32 of which are operated by franchisees (36 in 1996 and 39 in 1995).
         During fiscal 1997, the results of operations include sales and costs of sales of 23 of these franchisees for which the Company exercises complete control and bears the attendant risks of ownership (26 in 1996 and 28 in 1995). Net sales of franchise stores under Company control were $10,165,800 (1997), $11,597,000 (1996) and
         $13,057,200 (1995).

   (11) Earnings Per Share -- Earnings per share for the years ended September 30, 1997, 1996 and 1995 were calculated based on the weighted average number of shares of common stock outstanding. Common stock equivalents were not considered in the computation of earnings per share as the effect was not significant to the Company.

   (12) Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

   (13) New Accounting Pronouncements -- In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." This Statement will be effective for both interim and annual periods ending after December 15, 1997. The Company anticipates that this statement will not have a material effect on its financial statements.

   ------------------------------------------------------
         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which will result in disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company is not required to adopt this standard until fiscal year 1999. At this time, the Company has not determined the impact this statement will have on the Company's financial statements but expects that the effect will not be material.

         The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. The Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is not required to adopt this standard until fiscal year 1999. At this time, the Company has not determined the impact this standard will have on the Company's financial statements but does not expect the effect to be material.

   (14) Reclassifications -- Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the classifications used in 1997.


B. Operations:
   ----------
   The Company incurred a significant loss from operations during fiscal year 1997. This loss was primarily due to lower gross profits on merchandise and gasoline sales and lower than anticipated profit contributions from newly constructed and remodeled stores. Results were also negatively impacted by the noncash charges for the provision for loss on disposal of property (see Note D) and the provision for asset impairment (see Note A). As discussed in Note G, as of September 30, 1997, the Company was not in compliance with certain financial covenants contained in both its Senior Note Agreements and its bank term loans and revolving credit agreement.
   The amendments to these agreements to waive the Company's noncompliance included new accelerated principal repayment terms. As a result, the Company's debt service requirements for fiscal year 1998 represents a significant increase from requirements in prior years. In addition, the amended bank term loans and revolving credit agreement restrict the Company's capital expenditures to $3,000,000 in fiscal year 1998 and places certain restrictions on any additional borrowing by the Company.
   As of September 30, 1997, the Company had cash balances of $5,993,388 but had no additional borrowing available under its existing credit agreements.

   Management's plans for fiscal year 1998 include purchasing petroleum products from more competitive sources in order to improve gasoline margins. In addition, the Company expects to continue to improve the operating results of its existing fast-food merchandising units. The Company anticipates that cash presently available, cash to be generated from operations, and proceeds from tax refunds (see Note J) and asset sales
   (see Note D) will be sufficient to meet its cash requirements in fiscal year 1998.

C. Inventories/Change in Accounting Method:
   ---------------------------------------
   The following is a summary of inventories at September 30:

                                    1997                   1996
                                 -----------            -----------
         Merchandise             $12,442,076            $14,468,983
         Gasoline                  3,241,254              3,339,015
                                 -----------            -----------
                                 $15,683,330            $17,807,998
                                 ===========            ===========

   During the year, the Company changed its method of calculating ending merchandise inventories under the retail inventory method. Prior to 1997, the Company utilized an average cost-to-retail ratio to value ending inventory. In fiscal year 1997, the Company began utilizing a method that weights the cost-to-retail ratio using multiple inventory categories. Management believes that this change in accounting improves the measurement
   of the Company's profitability based upon a changing product mix.    The
   effect of the change in 1997 was to increase the Company's net loss by $205,000 (net of tax effect of $101,000), or $.03 per share. The cumulative effect of this accounting change, net of the related income tax benefit, was approximately $1,468,000. The pro forma effect as if the accounting change was in effect in each of the years presented is as follows:

                                          Year ended September 30,
                                      1997          1996          1995
                                   ----------    ----------    ----------
   Net earnings (loss):
      As reported                 ($6,044,065)*  $2,971,044    $4,153,761
      Pro forma                   ($4,575,925)   $2,167,632    $4,017,868

   Net earnings (loss) per share:
      As reported                 ($     0.91)   $     0.46    $     0.66
      Pro forma                   ($     0.69)   $     0.33    $     0.64


   *Includes cumulative effect of accounting change of $1,468,140.


D. Property Held for Sale:
   ----------------------
   Property held for sale is carried at the lower of cost or net realizable value. The properties have been classified as current assets because the Company expects the properties to be sold within the next fiscal year. The properties are undeveloped land expected to be sold in March 1998 and store
   equipment and gasoline equipment to be sold to Getty in January 1998.    The
   store equipment and gasoline equipment are being sold to Getty due to the December 31, 1997 termination of leases of properties from Getty. The undeveloped land is carried at its cost of $1,593,000 and the store equipment and gasoline equipment are carried at the net realizable value of $4,050,000. The Company has recorded a provision for loss on disposal of $1,624,600 for the assets to be sold to Getty. The 105 stores being transferred to Getty control generated sales of $88,816,600 in fiscal year 1997.

E. Property, Equipment and Improvements - at cost:
   ----------------------------------------------

                                                                         Estimated
                                             Accumulated    Net Book      Life in
                                   Cost      Depreciation     Value        Years
                               ------------  ------------  ------------  ---------
   Year Ended September 30, 1997:
   -----------------------------
   Land                        $ 15,929,967   $         0   $15,929,967
   Buildings                     43,427,340    12,731,528    30,695,812    29-35
   Machinery and equipment       34,612,257    22,179,720    12,432,537     3-10
   Machinery and equipment        6,141,175     2,457,801     3,683,374    11-20
   Capitalized property and
     equipment leases             1,643,775     1,275,235       368,540     5-25
   Leasehold improvements        11,086,842     7,515,235     3,571,607     1-10
   Leasehold improvements           466,344       314,564       151,780    11-20
   Construction in progress       2,222,229             0     2,222,229
                               ------------   -----------   -----------
                               $115,529,929   $46,474,083   $69,055,846
                               ============   ===========   ===========

   Year Ended September 30, 1996:
   -----------------------------
   Land                        $ 15,618,241   $         0   $15,618,241
   Buildings                     39,324,176    10,599,959    28,724,217    29-35
   Machinery and equipment       35,361,652    20,927,052    14,434,600     3-10
   Machinery and equipment        5,835,634     2,117,198     3,718,436    11-20
   Capitalized property and
     equipment leases             1,643,775     1,209,339       434,436     5-25
   Leasehold improvements        12,303,875     6,674,540     5,629,335     1-10
   Leasehold improvements           466,344       287,281       179,063    11-20
   Construction in progress       3,055,772             0     3,055,772
                               ------------   -----------   -----------
                               $113,609,469   $41,815,369   $71,794,100
                               ============   ===========   ===========

   Depreciation expense in fiscal years 1997, 1996 and 1995 was $6,908,000, $5,547,900 and $4,998,800, respectively, including the amortization of capitalized property and equipment leases.


F.  Revolving Credit Agreement:
    --------------------------
    The Company has a $13.5 million revolving credit agreement with a bank group at the bank's prime rate or a fixed rate option at the Company's election, with a maximum of $3.5 million available for issuance of letters of credit. The revolving credit facility is committed for a two-year period expiring February 28, 1999, or a later date as approved by the bank group. At September 30, 1997, borrowings of $10.0 million and letters of credit of $2.7 million were outstanding under the agreement.

G.  Long-Term Debt:

                                                           September 30,
                                                        1997           1996
                                                     -----------    -----------
    Term Loan.  Interest is paid at least quarterly
      at the rate of 8.80%.  Principal on the note
      will be repaid in ten quarterly installments
      beginning October 31, 1997.                    $16,741,488    $16,741,488

    Term Loan.  Interest is paid at least quarterly.
      Principal on the note will be repaid on
      December 31, 1999, or earlier if certain
      conditions are met.  The blended interest rate
      was 7.99% at September 30, 1997.                20,000,000     10,000,000

    Revolving Credit Agreement.  Interest is paid
      quarterly at the bank's prime rate or a
      fixed rate option at the Company's election.
      The blended interest rate was 8.07% at
      September 30, 1997.  (See Note F)               10,000,000      5,000,000

    Senior Notes of the Company.  Interest is paid
      in quarterly installments at a blended rate
      of 10.50%.  Principal is due on February 2,
      1998.                                            3,736,735      7,570,068

    Mortgage Loans Payable.  Principal and interest
      are paid in monthly installments.  The loans
      expire in years 1999 through 2010 with interest
      ranging from 8.50% to 8.75%.  The blended
      interest rate was 8.54% at September 30, 1997.   2,097,373      2,304,425
                                                     -----------    -----------
                                                      52,575,596     41,615,981
    Less current maturities                           12,722,649      3,272,957
                                                     -----------    -----------
                                                     $39,852,947    $38,343,024
                                                     ===========    ===========

    The mortgage loans are collateralized by $7,288,100 of property, at cost.

    Aggregate maturities of long-term debt during the next five years, including payments due in connection with the senior notes and the term loans, are as follows:

        September 30,
            1998                        $12,722,600
            1999                         18,369,700
            2000                         20,493,000
            2001                            154,100
            2002                            155,200
            Thereafter                      680,996
                                        -----------
                                        $52,575,596
                                        ===========

   --------------------------

   Certain of the Company's debt agreements contain covenants which provide for the maintenance of minimum working capital and net worth as well as limitations on future indebtedness, sales and leasebacks and dispositions of assets. These agreements may restrict the Company's ability to declare and pay dividends on common stock. The amount of retained earnings available for such dividends at September 30, 1997 was $473,126.

   At September 30, 1997, the Company was not in compliance with certain financial covenants contained in both its Senior Note Agreements and its bank term loans and revolving credit agreement. This noncompliance resulted primarily from lower gross profits on merchandise and gasoline sales as well as lower than anticipated profit contributions from newly constructed and remodeled stores during fiscal year 1997.

   The Senior Notes had an outstanding balance of $3,736,735 at September 30, 1997. The agreements related to these notes had previously been amended in January, April and July 1997 to waive covenant noncompliance by amending certain covenants and the scheduled amortization of the notes. The Senior Notes were further amended by the holders in December 1997 to waive covenant noncompliance for the fiscal quarter ended September 30, 1997 and the first fiscal quarter ending January 1, 1998. In onsideration of the December amendment, the Company has agreed to repay the remaining $3,133,333 of outstanding principal on February 2, 1998.

   The bank term loans and revolving credit agreement were amended on December 29, 1997 to waive covenant noncompliance for the fiscal quarter ended September 30, 1997, modify certain existing covenants and add new covenants effective on the amendment date. The new schedule of term loan principal payments beginning on February 2, 1998, requires quarterly payments of $1,905,000 through October 1, 1998 and $2,000,000 through October 1, 1999, with the remaining balance due on December 31, 1999. In addition, the Company must make mandatory prepayments if specified cash flow targets are met or if the Company receives proceeds from the sale of certain assets or public offering of the Company's Common Stock. The rate of interest paid by the Company to the banks for the Revolving Credit Loan was increased by .25% per annum. In addition, the amendment restricts the Company's capital expenditures to $3.0 million in fiscal year 1998.


H. Disclosures About Fair Value of Financial Instruments:
   -----------------------------------------------------
   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

   CASH -- Cash is carried at fair value.

   MARKETABLE EQUITABLE SECURITIES -- Carrying value is based on quoted market values which are the equivalent of fair value.

   LONG-TERM DEBT -- Fair value of the Company's long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for similar debt.

   OBLIGATIONS UNDER CAPITAL LEASES -- Fair value of capital lease obligations is estimated based on current rates offered to the Company for similar debt.

   -----------------------------------------------------------------
   The estimated fair values of the Company's financial instruments are as follows:

                         September 30, 1997             September 30, 1996
                        Carrying       Fair            Carrying        Fair
                         Amount        Value            Amount         Value
                      -----------   -----------       -----------   -----------
    Long-term debt    $52,575,596   $53,121,725       $41,615,981   $42,594,915

    Obligations under
     capital leases       620,871       619,834           725,942       762,080


I. Commitments and Contingencies:
   -----------------------------
   (1) Leases -- The Company leases its corporate headquarters, a majority of its store locations and certain equipment. Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at September 30, 1997 are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses. Rental income in connection with the lease of certain properties is also provided. Such rental income was $1,299,700 in 1997, $1,128,500 in 1996 and
         $1,221,700 in 1995.

                                 Capital    Operating     Rental
                                 Leases      Leases       Income
                                ---------  -----------  ----------
         1998                    $167,700  $ 5,276,400  $  718,000
         1999                     132,100    2,959,200     321,000
         2000                     139,900    2,232,600     185,700
         2001                     124,400    1,611,500      98,400
         2002                     106,100    1,281,000      73,000
         Thereafter               309,900    5,604,400     104,500
                                 --------  -----------  ----------
         Total future minimum
           lease payments         980,100  $18,965,100  $1,500,600
                                           ===========  ==========
         Less amount representing
           interest               359,200
                                 --------
         Present value of future
           payments               620,900

         Less current maturities   87,300
                                 --------
                                 $533,600
                                 ========

         Rental expense under operating leases was as follows:

                                     Year Ended September 30,
                                 1997         1996          1995
                              ----------   -----------   -----------
         Minimum rentals      $9,890,200   $10,871,700   $10,537,700
         Contingent rentals       63,300        84,500        98,800
                              ----------   -----------   -----------
                              $9,953,500   $10,956,200   $10,636,500
                              ==========   ===========   ===========

   -----------------------------------------
   (2) Change of Control Agreements -- The Company has change of control agreements with its two executive officers pursuant to which each executive officer will receive remuneration of 2.99 times his base compensation if his employment is terminated due to a change of control as defined in the agreements. Remuneration which might be payable under these agreements has not been accrued in the consolidated financial statements as a change of control has not occurred.

   (3) Litigation -- The Company is involved in litigation and other legal matters which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


J. Income Taxes:
   ------------
   The provision for income taxes includes the following:

                                        Year Ended September 30,
                                     1997          1996          1995
                                  ----------    ----------    ----------
   Current tax expense (credit):
     Federal                     ($2,739,700)   $1,895,800    $2,572,400
     State                       (    72,500)       40,000       290,100
                                  ----------    ----------    ----------
                                 ( 2,812,200)    1,935,800     2,862,500
                                  ----------    ----------    ----------
   Deferred tax expense (credit):
     Federal                     (   190,400)  (   126,200)  (   214,200)
     State                            15,200   (   132,400)  (   142,100)
                                  ----------    ----------    ----------
                                 (   175,200)  (   258,600)  (   356,300)
                                  ----------    ----------    ----------
                                 ( 2,987,400)    1,677,200     2,506,200

   Less portion included in
    accounting change                725,800             0             0
                                  ----------    ----------    ----------
                                 ($2,261,600)   $1,677,200    $2,506,200
                                  ==========    ==========    ==========

   The current tax provision for fiscal year 1997 includes the benefit of net operating loss carrybacks of $1,748,700 for federal income tax purposes and $70,400 for state income tax purposes, for which the Company expects to receive cash refunds.

   Deferred tax liabilities (assets) are comprised of the following at September 30:

                                  1997          1996         1995
                               ----------    ----------    ----------
   Depreciation                $5,251,700    $3,928,900    $3,512,500
                               ----------    ----------    ----------
   Gross deferred tax
     liabilities                5,251,700     3,928,900     3,512,500
                               ----------    ----------    ----------

   Insurance reserves         ( 1,143,100)  ( 1,085,400)  ( 1,120,100)
   Change in accounting
    method                    (   882,300)            0             0
   Capital leases             (    92,500)  (   107,600)  (   119,600)
   Deferred compensation      (   330,700)  (   268,100)  (   211,900)
   Deferred income            (   761,100)  (   816,300)  (    91,600)
   Intangible assets          (   178,100)  (   182,400)  (   155,000)
   Deferred tax payments                0             0   (    96,200)
   Accrued expenses           (   394,700)            0             0
   Net operating loss
    carryforward              (   197,800)            0             0
   Prepaid expenses           (   181,000)            0             0
   Other                      (   104,800)  (   110,500)  (   100,900)
                               ----------    ----------    ----------
   Gross deferred tax
     assets                   ( 4,266,100)  ( 2,570,300)  ( 1,895,300)
   Less valuation allowance       197,800             0             0
                               ----------    ----------    ----------
   Net deferred tax assets    ( 4,068,300)  ( 2,570,300)  ( 1,895,300)
                               ----------    ----------    ----------
                               $1,183,400    $1,358,600    $1,617,200
                               ==========    ==========    ==========

   The financial statements include noncurrent deferred tax liabilities of $4,036,000 and $2,394,700 in 1997 and 1996, respectively, and current deferred tax assets of $2,852,600 and $1,036,100 which are included in prepaid and current deferred taxes.

   A reconciliation of the provision for income taxes to an amount determined by application of the statutory federal income tax rate follows:

                                       Year Ended September 30,
                                    1997          1996         1995
                                 ----------    ----------   ----------
   Statutory rate               ($3,070,700)   $1,580,400   $2,264,400
   Increase (decrease)
     resulting from:
       Tax credits              (     3,200)            0            0
       Nondeductible items          125,000        66,200       83,000
       State taxes (net)        (    37,800)  (    61,000)      97,700
       Other (net)              (       700)       91,600       61,100
                                 ----------    ----------   ----------
   Tax provision                ($2,987,400)   $1,677,200   $2,506,200
                                 ==========    ==========   ==========

K.  Related Party Transactions:
    --------------------------
    During fiscal year 1997, the Company granted a loan of $800,000 to the Company's Chief Executive Officer and Chairman of the Board. The loan bears interest at the brokerage call rate (7.25% at September 30, 1997) and is to be repaid in quarterly installments of $50,000 commencing March 1998, with a final payment of $400,000 due in March 2000. The loan is collateralized by 150,000 shares of the Company's Common Stock and 73,000 shares of the common stock of Unico Corporation.

    Certain directors and officers of the Company are also directors, officers and shareholders of Unico Corporation ("Unico"), formerly the Company's parent, and other affiliated companies. The following is a summary of significant transactions with these entities:

    (1) The Company leases five stores and certain other locations from Unico and leases it corporate headquarters and four additional locations from affiliates of Unico. Aggregate rentals in connection with these leases were $672,600 (1997), $693,400 (1996) and $700,300 (1995).

    (2) The Company charges an affiliate of Unico for general and administrative services provided. Such charges amounted to $11,700
        (1997), $11,100 (1996) and $10,400 (1995).

    (3) During fiscal year 1996, the Company purchased a store location from Unico for fair market value of $116,200.

    The Company received commissions from Coinfone Telecommunications, Inc. ("CTI") for coin-operated telephones installed at convenience store locations and for the sale of prepaid telephone cards. The Company also made payments to CTI for discounted prepaid telephone cards and telephone service. The majority of the stock of CTI is beneficially owned or controlled by persons related to Henry D. Sahakian. Commissions received from CTI were $428,800 (1997), $452,200 (1996) and $311,200 (1995).
    Payments made to CTI were $577,000 (1997), $557,700 (1996) and $89,500
    (1995).

    In fiscal year 1995, the Company acquired property for $1,605,300 by exercising a property option that was controlled by Whitehall Associates, a partnership in which the Company was a partner. Bruce K. Heim, a director of the Company, is also a partner in a partnership which controls 75% of Whitehall Associates. The Company also paid rent to Whitehall Associates in the amount of $86,300 in 1995.

    In fiscal year 1997, the Company purchased a property from Nicholas, Heim and Kissinger Associates, a partnership in which Bruce K. Heim is also a partner, for $1,500,000. The Company also paid rents to Nicholas, Heim and Kissinger Associates of $35,500 (1997) and $40,000 (1996).


L.  Retirement Savings and Incentive Plan:
    -------------------------------------
    The Company has a contributory retirement savings plan covering all employees meeting minimum age and service requirements. The Company will match one-half of employee contributions up to 3% of the employee's compensation. The Company's contributions are invested in the Company's Common Stock. The Board of Directors may elect to make additional contributions to be allocated among all eligible employees in accordance with provisions of the plan. The retirement savings plan expense, which is funded currently, was $127,000 (1997), $113,800 (1996) and $111,100
    (1995).

M.  Deferred Compensation Plan and Performance Unit Plan:
    ----------------------------------------------------
    The Company has a nonqualified deferred compensation plan which permits key executives to elect annually (via individual contracts) to defer a portion of their compensation until their retirement, death or disability. The Company makes a 50% matching contribution not exceeding $5,000 annually per executive. The deferred compensation expense was $25,700, $28,200 and $27,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

    The Company has recorded the assets and liabilities for the deferred compensation plan in the consolidated balance sheets because such assets and liabilities belong to the Company rather than to any plan or trust. The asset and matching liability of $1,056,500 and $747,500 at September 30, 1997 and 1996, respectively, include employee deferrals, accrued earnings and matching contributions of the Company. The asset amount is included in net intangible and other assets and the liability amount is included in deferred income and other liabilities.

    The Company also has a Performance Unit Plan to provide long-term incentives to senior executives. Under the Performance Unit Plan, the amount of compensation is determined over the succeeding three-year period based upon performance of the Company as well as individual goals for the senior executives. Compensation expense recognized under this plan was $0, $99,200 and $100,000 for fiscal years 1997, 1996 and 1995, respectively.


N.  Equity Compensation Plans:
    -------------------------
    The Company has an Equity Compensation Plan, pursuant to which no additional stock options may be granted, and a 1996 Equity Compensation Plan. The Company has reserved 297,645 shares of common stock which can be issued in accordance with the terms of the Equity Compensation Plan and 1,000,000 shares of common stock which can be issued in accordance with the terms of the 1996 Equity Compensation Plan.

    Both the Equity Compensation Plan and the 1996 Equity Compensation Plan are collectively discussed as the "Plans" below.

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

    -------------------------------------
    The Company granted 6,223, 4,116 and 6,223 shares of common stock to nonemployee directors under the Plans during fiscal years 1997, 1996 and 1995, respectively. The exercise price of all options granted under the Plans may not be less than the fair market value of the common stock on the date of grant and the maximum allowable term of each option is ten years. For qualified stock options granted to any person who holds more than 10% of the voting power of the outstanding stock, the exercise price may not be less than 110% of the fair market value and the maximum allowable term is five years. Options granted under the Plans generally vest one year after the grant date except for certain option grants to senior executives which vest on a schedule based on the performance of the Company as well as individual goals for the senior executives.

    Information regarding outstanding options is presented below. All options outstanding are exercisable except for options granted during the year ended September 30, 1997.

    Outstanding Options for Shares of Common Stock:

                                                              Weighted Average
                                 Outstanding     Exercise      Exercise Price
                                   Options    Price Per Share     Per Share
                                 -----------  --------------- ----------------
   Balance, October 1, 1994        431,074     $2.50 to $6.36      $4.57
   Granted                          73,000     $5.38 to $5.63      $5.52
   Exercised                      ( 40,165)    $2.50 to $6.36      $3.50
   Canceled                              0
                                   -------
   Balance, September 30, 1995     463,909     $2.50 to $6.36      $4.81
   Granted                          96,260     $7.00 to $8.50      $7.50
   Exercised                      (232,682)    $2.50 to $6.36      $4.54
   Canceled                       (  1,210)    $5.37               $5.37
                                   -------
   Balance, September 30, 1996     326,277     $2.50 to $8.50      $5.79
   Granted                         110,140     $5.63 to $6.88      $6.23
   Exercised                      (    750)    $3.50               $3.50
   Canceled                       ( 30,632)    $2.50 to $7.00      $5.30

   Balance, September 30, 1997:
                                    38,750     $2.50 to $3.75      $2.87
                                   121,710     $3.76 to $5.65      $5.32
                                   244,575     $5.66 to $8.50      $6.76
                                   -------
                                   405,035     $2.50 to $8.50      $5.95
                                   =======
   Exercisable at
      September 30, 1997           297,645     $2.50 to $8.50      $5.86
                                   =======
   Balance of Shares Reserved for
     Grant at September 30, 1997   892,610
                                   =======

   -------------------------------------
   The weighted average fair value of the stock options granted during fiscal years 1997 and 1996 were $5.95 and $5.79, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended September 30,

                                            1997            1996
                                          ---------       ---------
         Risk-free interest rate               6.3%            6.2%
         Expected volatility                  29.3%           29.3%
         Expected life in years                8.2             8.4
         Contractual life in years             9.0             9.2

         Fair value of options granted    $327,163        $351,371

   The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plans been determined with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net income (loss) and earnings (loss) per share for the fiscal years ended September 30, 1997 and 1996 would have been as follows:

                                             1997             1996
                                          ----------       ----------
         Net income (loss):
           As reported                   ($6,044,065)      $2,971,044
           Pro forma                     ($6,262,937)      $2,746,518
         Earnings (loss) per share:
           As reported                   ($     0.91)      $     0.46
           Pro forma                     ($     0.94)      $     0.42


O.  Nonqualified Stock Options:
    --------------------------
    On February 26, 1993, the Company made a one-time, special grant of nonqualified stock options to Henry D. Sahakian and Daniel D. Sahakian each to purchase 150,000 shares of common stock of the Company at a price of $4.50 per share in exchange for their relinquishment of effective voting control of the Company as a result of the elimination of the super-majority voting provisions of the Class B Common Stock. These nonqualified stock options are not related to the Company's Equity Compensation Plan. Henry D. Sahakian exercised his option during fiscal year 1996 by exchanging 84,375 shares of the Company's Common Stock valued at $675,000. Daniel D. Sahakian's stock option expires on February 25, 1998.

SUPPLEMENTARY FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

As discussed in Note C, the Company changed its method of calculating ending merchandise inventory under the retail inventory method. The quarterly information for fiscal year 1997 appearing below has been restated assuming the new inventory method had been applied retroactively.

                                 1ST             2ND          3RD           4TH
                               QUARTER        QUARTER       QUARTER      QUARTER(1)
                             ------------   ------------  ------------  ------------
Year Ended September 30, 1997
-----------------------------
 Revenues                     $89,409,027    $81,415,601   $91,960,873   $89,414,874
 Gross Profits                 22,591,987     20,452,844    21,560,290    20,270,687
 Earnings (Loss) Before
  Cumulative Effect of
  Accounting Change               193,511   (    925,542)        4,289  (  3,848,183)
 Cumulative Effect of
  Accounting Change          (  1,468,140)             0             0             0
                              -----------    -----------   -----------   -----------
 Net Earnings (Loss)         ($ 1,274,629)  ($   925,542)  $     4,289  ($ 3,848,183)
                              ===========    ===========   ===========   ===========
 Earnings (Loss) Per Share
  Before Cumulative Effect
  of Accounting Change        $      0.03   ($      0.14)  $      0.00  ($      0.58)
 Cumulative Effect of
  Accounting Change          (       0.22)          0.00          0.00          0.00
                              -----------    -----------   -----------   -----------
 Net Earnings (Loss)
  Per Share                  ($      0.19)  ($      0.14)  $      0.00  ($      0.58)
                              ===========    ===========   ===========   ===========


                                  1ST            2ND           3RD          4TH
                                QUARTER        QUARTER       QUARTER      QUARTER
                              -----------    -----------   -----------   -----------
Year Ended September 30, 1996
-----------------------------
 Revenues                     $84,134,611    $76,597,479   $88,824,832   $84,255,357
 Gross Profits                 22,942,204     20,104,958    22,473,655    20,833,498
 Net Earnings                   1,398,228        254,278     1,111,807       206,731
 Earnings Per Share           $      0.22    $      0.04   $      0.16   $      0.03


 Pro Forma Amounts Assuming
   the New Inventory Method
   is Applied Retroactively:

     Net Earnings (Loss)      $   991,571   ($     7,842)  $ 1,088,104   $    95,800
     Earnings (Loss) Per
      Share                   $      0.16    $      0.00   $      0.16   $      0.01

(1) In the fourth quarter of fiscal year 1997, the Company recorded pre-tax charges of $1.6 million related to the disposal of assets in connection with the termination of the Getty leases (see Note D) and $1.0 million for impairment of long-lived assets (see Note A).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


PART III

In accordance with Instruction G(3), the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the Registrant's Definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after September 30, 1997, the end of the fiscal year covered by this report.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(A) Financial Statements

The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

                                                                       PAGE(S)

    Report of Deloitte & Touche LLP, Independent Auditors               24

    Consolidated Balance Sheets - September 30, 1997 and 1996          25-26

    Consolidated Statements of Operations for the years ended
    September 30, 1997, 1996 and 1995                                   27

    Consolidated Statements of Stockholders' Equity for the years
    ended September 30, 1997, 1996 and 1995                             28

    Consolidated Statements of Cash Flows for the years ended
    September 30, 1997, 1996 and 1995                                  29-30

    Notes to Consolidated Financial Statements                         31-45

    Supplementary Financial Information - Selected Quarterly
    Financial Data (Unaudited)                                          46


(B) Reports on Form 8-K

Uni-Marts, Inc. filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended September 30, 1997.


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

    10.4(a) Waiver and Second Amendment to Senior Note Agreement between the
            Senior Noteholders and Uni-Marts, Inc. dated as of January 21, 1997 (Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 1997 and incorporated herein by reference thereto).

    10.4(b) Third Amendment to Senior Note Agreement between the Senior
            Noteholders and Uni-Marts, Inc. dated as of April 18, 1997 (Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 1997 and incorporated herein by reference thereto).

    10.4(c) Fourth Amendment to Senior Note Agreement between the Senior
            Noteholders and Uni-Marts, Inc. dated as of July 28, 1997 (Filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1997 and incorporated herein by reference thereto).

    10.4(d) Waiver and Fifth Amendment to Note Agreement between the Senior
            Noteholders and Uni-Marts, Inc. dated as of December 24, 1997.

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

    10.5(g) Amendment No. 7 to Credit Agreement between the Bank Group and
            Uni-Marts, Inc. dated as of December 31, 1996 (Filed as Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 1997 and incorporated herein by reference thereto).

    10.5(h) Amendment No. 8 to Credit Agreement between the Bank Group and
            Uni-Marts, Inc. dated as of February 20, 1997 (Filed as Exhibit
            10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 1997 and incorporated herein by reference thereto).

    10.5(i) Amendment No. 9 to Credit Agreement between the Bank Group and
            Uni-Marts, Inc. dated as of April 15, 1997 (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 1997 and incorporated herein by reference thereto).

    10.5(j) Amendment No. 10 to Credit Agreement between the Bank Group and
            Uni-Marts, Inc. dated as of December 29, 1997.

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

   10.11(a) Second Amendment to Agreement to Lease Properties and Sell Assets between Getty and the Company dated June 28, 1996 (Filed as
            Exhibit 10.13 to the Annual Report of Uni-Marts, Inc. on
            Form 10-K for the year ended September 30, 1996 and incorporated herein by reference thereto).

    10.12 Getty Petroleum Corp./Uni-Marts, Inc. Supply Agreement dated December 6, 1991 (Filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated December 20, 1991 and incorporated herein by reference thereto).

    10.13 Uni-Marts, Inc. 1996 Equity Compensation Plan (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 22, 1996 Annual Meeting of Stockholders and incorporated herein by reference thereto).

    10.14 Getty Petroleum Marketing Inc./Uni-Marts, Inc. Termination Agreement dated December 12, 1997.

    10.15 Termination Agreement between Uni-Marts, Inc. and Charles R. Markham dated November 28, 1997.

    10.16 Amended and Restated Note between Henry D. Sahakian and Uni-Marts, Inc. dated January 7, 1998.

    11      Statement regarding computation of per share earnings.

    18      Preferability letter from independent auditors.

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

                                     DATED: January 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

      SIGNATURE                        TITLE                      DATE

/S/ HENRY D. SAHAKIAN           Chairman of the Board        January 13, 1998
-----------------------------
Henry D. Sahakian

/S/ J. KIRK GALLAHER            Executive Vice President     January 13, 1998
-----------------------------   and Director
J. Kirk Gallaher

/S/ G. DAVID GEARHART           Director                     January 13, 1998
-----------------------------
G. David Gearhart

/S/ BRUCE K. HEIM               Director                     January 13, 1998
-----------------------------
Bruce K. Heim

/S/ JEREMIAH A. KEATING         Director                     January 13, 1998
-----------------------------
Jeremiah A. Keating

/S/ JOSEPH V. PATERNO           Director                     January 13, 1998
-----------------------------
Joseph V. Paterno

/S/ DANIEL D. SAHAKIAN          Director                     January 13, 1998
-----------------------------
Daniel D. Sahakian

/S/ MICHAEL J. SERVENTI         Director                     January 13, 1998
-----------------------------
Michael J. Serventi

                    UNI-MARTS, INC. AND SUBSIDIARY
                            EXHIBIT INDEX


Number         Description                                         Page(s)
------         -----------                                         -------
10.4(d)        Waiver and Fifth Amendment to Note Agreement
               between the Senior Noteholders and
               Uni-Marts, Inc. dated as of December 24, 1997.      54-55

10.5(j)        Amendment No. 10 to Credit Agreement between
               the Bank Group and Uni-Marts, Inc. dated as of
               December 29, 1997.                                  56-67

10.14          Getty Petroleum Marketing Inc./Uni-Marts, Inc.
               Termination Agreement dated December 12, 1997.      68-70

10.15          Termination Agreement between Uni-Marts, Inc.
               and Charles R. Markham dated November 29, 1997.     71-80

10.16          Amended and Restated Note between Henry D. Sahakian
               and Uni-Marts, Inc. dated January 7, 1998.          81-90

11             Statement regarding computation of per share
               earnings for the years ended September 30,
               1997, 1996 and 1995.                                  91

18             Preferability letter from independent auditors.       92

21             Subsidiary of the registrant.                         93

23             Consent of Deloitte & Touche LLP.                     94

27             Financial data schedule.                              95

99             Report on Form 11-K.                                96-116