Form 10-K/A
period 1997-09-30
UNI MARTS INC
filed 1998-01-27
CIK 805020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

6,669,515 shares of Common Stock were outstanding at December 31, 1997.

                         This Document Contains 9 Pages.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Board of Directors is composed of three classes. Class II, Class III and Class I Directors will serve until the Annual Meetings of Stockholders in 1998, 1999 and 2000, respectively, and thereafter for terms of three years until their successors have been elected and qualified. Class I and Class II are each composed of three Directors and Class III is composed of two Directors.

        Directors with terms expiring in 1998:

Name                               Age   Position
----                               ---   --------
J. Kirk Gallaher                   51    Executive Vice President, Chief
                                         Financial Officer and Director
G. David Gearhart (3)(4)(5)(6)     45    Director
Jeremiah A. Keating (1)(5)         58    Director


        Directors whose present terms continue until 1999:

Name                               Age   Position
----                               ---   --------
Joseph V. Paterno (1)(3)(5)        71    Director
Daniel D. Sahakian (2)(3)(4)       65    Director


        Directors whose present terms continue until 2000:

Name                               Age   Position
----                               ---   --------
Henry D. Sahakian (3)(4)(5)        61    Chairman of the Board and
                                         Chief Executive Officer
Bruce K. Heim (2)(3)(4)            56    Director
Michael J. Serventi (1)(5)         47    Director


-------------------
(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Executive Committee.

(4) Member of the Nominating Committee.

(5) Member of the Strategic Planning Review Committee.

(6) Member of the Stock Option Committee.


Henry D. Sahakian is the founder of the Company and has served as Chairman of the Board since the Company's inception. He also served as the Company's President until October 1994.

J. Kirk Gallaher joined the Company in April 1980 and has served as Executive Vice President and Chief Financial Officer since October 1994. From 1987 to 1994, Mr. Gallaher served as the Company's Senior Vice President and Chief Financial Officer. Mr. Gallaher became a Director of the Company in October 1986.

G. David Gearhart became Senior Vice President and Managing Director of Grenzebach Glier & Associates, Inc. in 1995. He was Senior Vice President for Development and University Relations of The Pennsylvania State University for the preceding ten years. Mr. Gearhart became a Director of the Company in October 1994.

Bruce K. Heim has served for the past 15 years as Chairman of the Board and President of Keystone Real Estate Group, Inc., a property management and investment company located in State College, Pennsylvania. Mr. Heim became a Director of the Company in November 1977.

Jeremiah A. Keating has been President of Jet Aviation Business Jets, Inc., a company providing charter aircraft services located in Teterboro, New Jersey, since February 1990. Mr. Keating became a Director of the Company in September 1987.

Joseph V. Paterno has been the head coach of The Pennsylvania State University football team for the past 30 years. Mr. Paterno became a Director of the Company in December 1986.

Daniel D. Sahakian has served for the past 17 years as President and Chief Executive Officer of HFL Corporation and for the past 10 years as President of Unico Corporation, both of which are controlled by him and Henry D. Sahakian. HFL Corporation and Unico Corporation are commercial real estate companies. Mr. Sahakian became a Director of the Company in October 1981. He is Henry D. Sahakian's brother.

Michael J. Serventi has been President and Chief Executive Officer of Lew-Mark Baking Co., Inc. and Garden State Cookies, Inc. for the past 14 years. Mr. Serventi became a Director of the Company in December 1986.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of its Common Stock to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to it and written representations that no other reports were required during or with respect to the fiscal year ended September 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with; except that Mr. Joseph V. Paterno inadvertently failed to timely file a report showing change in ownership arising from a charitable contribution in December 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth the total annual compensation paid or accrued by the Company to or for each executive officer of the Company for the periods listed below:

                            Summary Compensation Table

                                                                    Long-Term Compensation
                                                            ---------------------------------------
                                                                      Awards                Payouts
                                                            ----------------------------    -------
                                                               Securities
                                    Annual Compensation        Underlying    Performance                    All
                                --------------------------    Options/SARs    Unit Plan                    Other
Name and Principal Position     Year   Salary($)  Bonus($)   (# of Shares)   (# of Units)      $          Comp.($)
---------------------------     ----   ---------  --------   -------------   ------------   -------   ---------------
Henry D. Sahakian,              1997    294,500         0        22,410              0       28,050   60,279(a)(b)(c)
Chairman of the Board           1996    288,900         0        14,940          1,500       57,221   61,133(a)(b)(c)
and Chief Executive Officer     1995    270,000   167,832        13,000          1,650            0   61,342(a)(b)(c)

Charles R. Markham,             1997    170,014         0        15,480              0       21,000   50,499(a)(b)(c)
President, Chief                1996    160,500         0        10,320          1,030       34,046   50,638(a)(b)(c)
Operating Officer               1995    150,000   105,894         8,500          1,120            0   50,733(a)(b)(c)
and Director (d)

J. Kirk Gallaher,               1997    147,000         0        11,145              0       16,450   24,682(a)(b)(c)
Executive Vice President,       1996    139,100         0         7,430            740       29,601   24,804(a)(b)(c)
Chief Financial Officer         1995    130,000    93,906         6,500            840            0   24,879(a)(b)(c)
and Director

Howard D. Romines,              1997    113,000         0         4,605              0        6,450   21,779(a)(b)(c)
Executive Vice                  1996    107,000         0         3,070            310            0   21,931(a)(b)(c)
President (e)                   1995    100,000    31,968         2,500            335            0   21,958(a)(b)(c)

----------------------
(a) Includes premiums paid by the Company on split-dollar insurance policies on the lives of Henry D. Sahakian, Charles R. Markham, J. Kirk Gallaher and Howard D. Romines in the amounts of $53,610, $44,605, $18,851 and $15,751, respectively, for the fiscal year ended September 30, 1997, $54,188, $44,605, $18,851 and $15,751, respectively, for the fiscal year ended September 30, 1996 and $54,365, $44,605, $18,851 and $15,751, respectively, for the fiscal year ended September 30, 1995.

(b) Includes Company contributions to the Company's Deferred Compensation Plan in the amount of $5,000 for each executive officer listed.

(c) Includes Company contributions to the Company's Retirement Savings and Incentive Plan (the "Savings Plan") for Messrs. Sahakian, Markham, Gallaher and Romines in the amounts of $1,669, $894, $831 and $1,028, respectively, for the fiscal year ended September 30, 1997, $1,945, $1,033, $953 and $1,180, respectively, for the fiscal year ended September 30, 1996 and $1,977, $1,128, $1,028 and $1,207, respectively, for the fiscal year ended September 30, 1995.

(d) Mr. Markham retired on December 8, 1997.

(e) Mr. Romines retired on October 20, 1997.

Grants of Stock Options. The following table sets forth incentive stock options granted to executive officers during the fiscal year ended September 30, 1997:

                        Options/SAR Grants Table
                  Option/SAR Grants in Last Fiscal Year

                                                                                  Potential
                                                                                Realizable Value
                                                                               at Assumed Annual
                                                                                 Rates of Stock
                                                                               Price Appreciation
                                         Individual Grants                      For Option Terms
                       ---------------------------------------------------     ------------------
                                    % of Total
                                   Options/SARs
                        Options/    Granted to      Exercise
                          SARs     Employees in       Price     Expiration
Name                   Granted(#)   Fiscal Year     ($/Share)      Date         5% ($)   10% ($)
----                   ----------  -------------    ---------   ----------     --------  -------
Henry D. Sahakian        22,410       26.6%          6.25(1)    11-03-06(1)     65,297   158,566
Charles R. Markham       15,480       18.4%          6.25       11-03-06        60,825   154,132
J. Kirk Gallaher         11,145       13.2%          6.25       11-03-06        43,792   110,969
Howard D. Romines         4,605        5.5%          6.25       11-03-06        18,094    45,851

(1) Mr. Sahakian received stock option grants for 11,205 shares with an exercise price of $6.875 which expire November 3, 2001 and 11,205 shares with an exercise price of $6.25 which expire on November 3, 2006.


Stock Option Exercises and Fiscal Year-End Stock Option Values. The following table sets forth information concerning stock options exercised during the 1997 fiscal year and the value of stock options held at the end of the fiscal year ended September 30, 1997 by each of the Company's executive officers:

         Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                            Number of
                                            Securities         Value of
                                            Underlying        Unexercised
                                            Unexercised      In-The-Money
                                            Options/SARs    Options/SARs
                      Shares                at FY-End (#)     at FY-End ($)
                     Acquired    Value      -------------   ---------------
                        on      Realized    Exercisable/     Exercisable/
Name                 Exercise     ($)       Unexercisable    Unexercisable
----                 --------   --------    -------------   ---------------
Henry D. Sahakian           0          0    41,040/22,410               0/0
Charles R. Markham          0          0    34,820/15,480          55,875/0
J. Kirk Gallaher            0          0    34,290/11,145           3,375/0
Howard D. Romines           0          0     12,870/4,605           1,125/0

All options held by the named individuals were fully exercisable at September 30, 1997 except options granted on November 4, 1996.


Compensation of Directors. During the 1997 fiscal year, each Director who was not an employee of the Company received a retainer of $7,500, of which $5,000 was paid in shares of Common Stock. Each nonemployee Director also received grants of stock options to purchase 4,000 shares of the Company's Common Stock (3,000 shares for Mr. Gearhart and Charles C. Pearson, Jr.) at an exercise price of $5.625, for serving as a Director during fiscal year 1997. Each nonemployee Director also received $1,000 for each board or committee meeting attended. Committee chairmen received $2,000 for each meeting they chaired.

Employment Agreements. The Company has entered into a change-in-control agreement with each of Messrs. Henry D. Sahakian and Gallaher which provides for, among other things, the payment of an amount equal to 2.99 times the officer's base compensation if such officer's employment is terminated in connection with a change in control of the Company.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee of the Company's Board of Directors were Messrs. Heim, Pearson and Daniel D. Sahakian. Mr. Pearson resigned as a Director in November 1997.

In fiscal year 1997, the Company purchased a property from Nicholas, Heim and Kissinger Associates, a partnership in which Bruce K. Heim is also a partner, for $1,500,000. The Company also paid rents to Nicholas, Heim and Kissinger Associates of $35,500.

The Company leases one store location from Daniel D. Sahakian which Mr. Sahakian purchased from HFL Corporation in fiscal year 1995. The lease has a remaining term of 10 years with two five-year and one four-year renewal options, with the rent increasing by 2% each year. Rent paid to Daniel D. Sahakian under this lease during fiscal year 1997 was $27,600.

During fiscal year 1997, the Company leased five store locations and two other locations from Unico. Certain directors, executive officers and stockholders of the Company are also directors, executive officers and stockholders of Unico. Effective October 1, 1992, the leases for five of these locations are for terms of 15 years with two five-year and one four-year renewal options. Annual rental increases are limited to a maximum of 2% each year. The leases for the remaining two locations are for one-year periods, with rents increasing by 2% each year, and are cancelable only at the option of the Company at the end of any year upon six months' written notice. Aggregate rent paid under these leases during fiscal year 1997 was $184,700.

The Company leases its corporate headquarters, certain storage facilities and three of its store locations from HFL Corporation, all of the stock of which is beneficially owned or controlled by Henry D. Sahakian and Daniel D. Sahakian. The leases for the corporate headquarters and storage facilities were entered into in years 1991 to 1997, expire in 1997 to 2000 and provide for a current aggregate rent of $391,000. Some of the leases are renewable annually subject to increases of 2% to 4%. The aggregate rent paid to HFL Corporation for the corporate headquarters and storage facilities was $385,600 for fiscal year 1997. The three leases of store locations from HFL Corporation which were entered into from August 1995 to October 1997 are for terms of five years with renewal options and provide for annual rents aggregating $78,500. The aggregate rent paid under these leases to HFL Corporation during fiscal year 1997 was $74,700.

During fiscal year 1997, the Company received from HFL Corporation $11,700 as reimbursement for certain general and administrative expenses. The Company intends to continue to provide some administrative services for HFL Corporation and expects to be reimbursed therefor.

On February 26, 1993, the Company made a one-time, special grant of nonqualified stock options to Henry D. Sahakian and Daniel D. Sahakian each to purchase 150,000 shares of Common Stock at a price of $4.50 per share in exchange for their relinquishment of effective voting control of the Company as a result of the elimination of the super-majority voting provisions of the Company's Class B Common Stock. Henry D. Sahakian exercised his option in fiscal year 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 1997, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each of the Company's Directors and Executive Officers,
(iii) two former Executive Officers of the Company and (iv) all of the Directors and Executive Officers as a group. As of such date, there were 6,669,515 shares of Common Stock outstanding.

                                                    Common Stock
                                                Beneficial Ownership (1)
                                               -------------------------
Name and Address of Beneficial Owner (2)         Shares       Percentage
----------------------------------------       ----------     ----------
Henry D. Sahakian                                 645,973 (5)    9.6%
J. Kirk Gallaher                                   95,215 (6)    1.4
G. David Gearhart                                  13,617 (7)    0.2
Bruce K. Heim                                      48,529 (8)    0.7
Jeremiah A. Keating                                16,355 (9)    0.2
Charles R. Markham (3)                             37,876 (10)   0.6
Joseph V. Paterno                                  28,475 (11)   0.4
Howard D. Romines (4)                               2,524 (12)   0.0
Daniel D. Sahakian                                426,394 (13)   6.2
Michael J. Serventi                               253,139 (14)   3.8
All Directors and Executive Officers as a Group
 (10 persons)                                   1,568,097       22.4
Alexander Sahakian Trust                          423,500        6.3
Armen D. Sahakian                                 379,279        5.7

---------------------------
(1) Includes options to purchase Common Stock granted pursuant to the Company's Equity Compensation Plan and certain nonqualified stock options which are exercisable within 60 days.

(2) Addresses of all beneficial owners listed except Charles R. Markham and Howard D. Romines are in care of the Company. Mr. Markham's address is 1005 Greenbriar Drive, State College, PA 16801. Mr. Romines' address is 24 Cricklewood Circle, State College, PA 16803.

(3)  Mr. Markham retired in December 1997.

(4)  Mr. Romines retired in October 1997.

(5) Includes 92,400 shares held by Henry D. Sahakian jointly with his wife, 28,000 shares owned by his wife, 8,266 shares held in the Savings Plan and options to purchase 63,450 shares of Common Stock. Henry D. Sahakian is one of two trustees for two trusts for the benefit of Daniel D. Sahakian's children. Henry D. Sahakian disclaims beneficial ownership of, and the beneficial ownership in the table above does not include, the stock held by these two trusts.

(6) Includes 48,457 shares held by Mr. Gallaher jointly with his wife, 1,323 shares held in the Savings Plan and options to purchase 45,435 shares of Common Stock.

(7) Includes 3,036 shares held by Mr. Gearhart jointly with his wife and options to purchase 7,750 shares of Common Stock.

(8) Includes 30,142 shares owned by Mr. Heim's wife and options to purchase 11,000 shares of Common Stock.

(9) Includes 1,100 shares held by Mr. Keating jointly with his wife and options to purchase 11,000 shares of Common Stock.

(10) Includes 1,482 shares held in the Savings Plan.

(11) Includes 13,100 shares held by Mr. Paterno jointly with his wife and options to purchase 11,000 shares of Common Stock.

(12) Includes 2,062 shares held in the Savings Plan.

(13) Includes 37,950 shares held jointly with his wife, 70,115 shares held for two trusts and options to purchase 161,000 shares of Common Stock. The beneficial ownership in the table above does not include 635,250 shares held by two trusts for the benefit of Daniel D. Sahakian's children.

(14) Includes options to purchase 11,000 shares of Common Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company received commissions of $428,800 in fiscal year 1997 from Coinfone Telecommunications, Inc. ("CTI") for coin-operated telephones installed at convenience store locations and for the sale of prepaid telephone cards. The Company also made payments of $577,000 in fiscal year 1997 to CTI for discounted prepaid telephone cards and telephone service. The majority of the stock of CTI is beneficially owned or controlled by persons related to Henry D. Sahakian. See "Compensation Committee Interlocks and Insider Participation" for additional discussion of related party transactions.

The foregoing transactions and those described under "Compensation Committee Interlocks and Insider Participation" were or are, as the case may be, on terms which are at least as favorable as could have been obtained with or from a third party. All such transactions were approved by a majority of the independent directors of the Board.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNI-MARTS, INC.
                                            (Registrant)


Date January 27, 1998                       By: /S/ HENRY D. SAHAKIAN
     ----------------                       ------------------------------
                                            Henry D. Sahakian
                                            Chairman of the Board
                                            (Principal Executive Officer)


Date January 27, 1998                       By: /S/ J. KIRK GALLAHER
     ----------------                       ------------------------------
                                            J. Kirk Gallaher
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)
                                            (Principal Financial Officer)