Form 10-Q
period 1998-01-01
UNI MARTS INC
filed 1998-02-17
CIK 805020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                    10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 January 1, 1998
                               ------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


6,672,445 Common Shares were outstanding at February 12, 1998.










                        This Document Contains 21 Pages.

                         UNI-MARTS, INC. AND SUBSIDIARY
                                     INDEX


PART I.  FINANCIAL INFORMATION
------------------------------
                                                                 PAGE(S)

Item 1.   Financial Statements

          Consolidated Balance Sheets -
           January 1, 1998 and September 30, 1997                 3-4

          Consolidated Statements of Operations -
           Quarters Ended January 1, 1998 and
           January 2, 1997                                         5

          Consolidated Statements of Cash Flows -
           Quarters Ended January 1, 1998 and
           January 2, 1997                                        6-7

          Notes to Consolidated Financial Statements              8-11

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   12-15


PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                        16

Exhibit Index                                                     18

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         UNI-MARTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                January 1,    September 30,
                                                   1998            1997
                                               ------------   -------------
                    ASSETS

CURRENT ASSETS:
  Cash                                         $  2,608,636    $  5,993,388
  Marketable equity securities (at market,
   cost $91,100 and $277,200)                       104,906         407,475
  Account receivable from Getty Petroleum         2,686,005               0
  Accounts receivable - less allowances of
   $131,400 and $132,600                          2,351,749       3,377,554
  Tax refunds receivable                          1,819,100       1,819,100
  Inventories                                    11,379,542      15,683,330
  Prepaid and current deferred taxes              3,028,800       3,359,490
  Property held for sale                          5,658,295       5,643,006
  Prepaid expenses and other                        656,980         796,668
  Loan due from officer - current portion           200,000         150,000
                                               ------------    ------------

     TOTAL CURRENT ASSETS                        30,494,013      37,230,011


PROPERTY, EQUIPMENT AND IMPROVEMENTS -
 at cost, less accumulated depreciation and
 amortization of $47,882,300 and
 $46,474,100                                     68,522,826      69,055,846

LOAN DUE FROM OFFICER                               640,312         674,768

NET INTANGIBLE AND OTHER ASSETS                   6,355,782       6,633,157
                                               ------------    ------------

     TOTAL ASSETS                              $106,012,933    $113,593,782
                                               ============    ============


                         UNI-MARTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                 January 1,   September 30,
                                                    1998           1997
                                                ------------  -------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $ 11,359,175   $ 14,462,174
  Gas taxes payable                                2,412,869      2,424,641
  Accrued expenses                                 6,716,813      6,806,632
  Current maturities of long-term debt            12,797,181     12,722,649
  Current obligations under capital leases            72,814         87,320
                                                ------------   ------------
     TOTAL CURRENT LIABILITIES                    33,358,852     36,503,416

LONG-TERM DEBT, less current maturities           35,896,105     39,852,947

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                            520,780        533,551

DEFERRED TAXES                                     3,991,900      4,036,000

DEFERRED INCOME AND OTHER LIABILITIES              2,904,358      3,120,923

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 a share:
    Authorized 15,000,000 shares
    Issued 7,306,657 and 7,286,657
    shares, respectively                             730,666        728,666

  Additional paid-in capital                      24,391,734     24,341,999

  Retained earnings                                7,980,295      8,254,538
                                                ------------   ------------


                                                  33,102,695     33,325,203
  Less treasury stock, at cost - 637,142
    and 639,980 shares of Common Stock,
    respectively                               (   3,761,757) (   3,778,258)
                                                ------------   ------------

                                                  29,340,938     29,546,945
                                                ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $106,012,933   $113,593,782
                                                ============   ============




                 See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                               January 1,     January 2,
                                                 1998           1997
                                              -----------    -----------
REVENUES:
 Merchandise sales                            $45,254,511    $46,472,746
 Gasoline sales                                36,380,554     42,319,924
 Other income                                     556,236        616,357
                                              -----------    -----------
                                               82,191,301     89,409,027
                                              -----------    -----------
COSTS AND EXPENSES:
 Cost of sales                                 61,563,443     66,817,040
 Selling                                       16,696,761     17,698,593
 General and administrative                     1,711,451      1,854,213
 Depreciation and amortization                  1,585,349      1,813,019
 Interest                                       1,125,740        917,005
                                              -----------    -----------
                                               82,682,744     89,099,870
                                              -----------    -----------
EARNINGS (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE      (    491,443)       309,157
INCOME TAXES                                 (    217,200)       115,646
                                              -----------    -----------
EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                           (    274,243)       193,511
CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
 NET OF INCOME TAX BENEFIT OF $725,800                  0   (  1,468,140)
                                              -----------    -----------
NET EARNINGS (LOSS)                          ($   274,243)  ($ 1,274,629)
                                              ===========    ===========
BASIC EARNINGS (LOSS) PER SHARE:
 EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                ($      0.04)   $      0.03
 LOSS PER SHARE FROM CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                               0.00   (       0.22)
                                              -----------    -----------
 NET EARNINGS (LOSS) PER SHARE               ($      0.04)  ($      0.19)
                                              ===========    ===========
DILUTED EARNINGS (LOSS) PER SHARE:
 EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                ($      0.04)   $      0.03
 LOSS PER SHARE FROM CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                               0.00   (       0.22)
                                              -----------    -----------
 NET EARNINGS (LOSS) PER SHARE               ($      0.04)  ($      0.19)
                                              ===========    ===========
DIVIDENDS PER SHARE                           $      0.00    $      0.03
                                              ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                    6,655,275      6,642,450
                                              ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING ASSUMING DILUTION                  6,655,275      6,731,892
                                              ===========    ===========

                    See notes to consolidated financial statements

                    UNI-MARTS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                  January 1,     January 2,
                                                     1998           1997
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others          $80,009,909    $88,055,110
 Cash paid to suppliers and employees            ( 78,884,923)  ( 85,112,878)
 Net receipts for sales and purchases
  of trading equity securities                        715,908              0
 Dividends and interest received                       21,251          8,982
 Interest paid (net of capitalized interest
  of $0 and $57,400)                             (  1,104,223)  (  1,077,252)
 Income taxes received                                503,790         42,200
                                                  -----------    -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES       1,261,712      1,916,162

CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets                   1,671         23,187
 Purchase of property, equipment and
  improvements                                   (    929,932)  (  4,521,246)
 Payments for purchases of available-for-sale
  securities                                                0   (    189,060)
 Note receivable from officer                    (     15,544)             0
 Cash advanced for intangible and other
  assets                                         (     13,419)  (     39,965)
 Cash received for intangible and other
  assets                                              165,347         19,208
                                                  -----------    -----------
    NET CASH USED IN INVESTING ACTIVITIES        (    791,877)  (  4,707,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Payments) borrowings on revolving credit
  agreement                                      (  2,000,000)     5,000,000
 Additional long-term borrowings                            0      4,500,000
 Principal payments on debt                      (  1,909,587)  (  1,613,147)
 Purchases of treasury stock                                0   (    292,665)
 Proceeds from issuance of common stock                55,000              0
 Dividends paid to stockholders                             0   (    199,127)
                                                  -----------    -----------
    NET CASH (USED) PROVIDED BY FINANCING
     ACTIVITIES                                  (  3,854,587)     7,395,061
                                                  -----------    -----------
NET (DECREASE) INCREASE IN CASH                  (  3,384,752)     4,603,347

CASH:
 Beginning of period                                5,993,388      1,207,929
                                                  -----------    -----------
 End of period                                    $ 2,608,636    $ 5,811,276
                                                  ===========    ===========

                    UNI-MARTS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (CONTINUED)
                             (Unaudited)


                                                  January 1,     January 2,
                                                    1998            1997
                                                 -----------    -----------
RECONCILIATION OF NET EARNINGS (LOSS) TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

NET EARNINGS (LOSS)                              ($  274,243)   ($1,274,629)

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                    1,585,349      1,813,019
  Net unrealized holding loss on trading
   securities                                        116,540              0
  Gain on sale of trading equity securities      (    81,573)             0
  Loss on sale of capital assets and other            31,956        124,822
  Cumulative effect of accounting change                   0      1,468,140
  Change in assets and liabilities:
   (Increase) decrease in:
    Trading equity securities                        267,602              0
    Accounts receivable                          ( 1,660,200)   ( 1,438,983)
    Inventories                                    4,303,788    ( 2,261,254)
    Prepaid expenses                                 107,058      1,380,459
   Increase (decrease) in:
    Accounts payable and accrued expenses        ( 3,204,590)     1,838,314
    Deferred income taxes and other
     liabilities                                      70,025        266,274
                                                  ----------     ----------
     TOTAL ADJUSTMENTS TO NET EARNINGS (LOSS)      1,535,955      3,190,791
                                                  ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES         $1,261,712     $1,916,162
                                                  ==========     ==========



















                 See notes to consolidated financial statements

                    UNI-MARTS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

A. FINANCIAL STATEMENTS:

   The consolidated balance sheet as of January 1, 1998, the consolidated statements of operations and the consolidated statements of cash flows for the quarters ended January 1, 1998 and January 2, 1997 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at January 1, 1998 and the results of operations and cash flows for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full year.


B. OPERATIONS:

   The Company incurred a loss of $274,000 in the first quarter of fiscal year 1998. This loss was primarily due to lower gross profits on merchandise and lower than anticipated profit contributions from newly constructed and remodeled stores. Also, as a result of amendments to the Company's various debt agreements, the Company's debt service requirements for the current fiscal year represent a significant increase from requirements in prior years. In addition, these amendments restrict the Company's capital expenditures to $3,000,000 in the current fiscal year and place certain restrictions on any additional borrowing by the Company.

   Management's plans for the balance of fiscal year 1998 include purchasing gasoline from more competitive sources in order to improve margins. In addition, the Company expects to continue to improve the operating results of its existing fast-food merchandising units. The Company anticipates that cash presently available and cash to be generated from operations, tax refunds and asset sales will be sufficient to meet its cash requirements during the balance of fiscal year 1998.


C. CHANGE IN ACCOUNTING METHOD:

   In fiscal year 1997, the Company changed its method of valuing its merchandise inventories. The Company formerly valued its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method utilizing a single category of merchandise. The Company now values its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method utilizing eight categories of merchandise. This change caused a one-time charge to earnings of $1,468,140, net of the income tax benefit of $725,800. The statement of operations for the first quarter of fiscal year 1997 has been restated to reflect retroactive application of this change.

D. TERMINATION OF GETTY LEASE AGREEMENT:

   During the first quarter of fiscal year 1998, the Company discontinued operating 96 stores, 92 of which were formerly leased from Getty Petroleum Corp. ("Getty"). Getty has also agreed to purchase certain store and gasoline equipment and inventories at these 92 stores and 13 additional stores subsequently transferred to Getty.


E. INTANGIBLE AND OTHER ASSETS:

   Intangible and other assets consist of the following:

                                          January 1,   September 30,
                                             1998          1997
                                          ----------   -------------
   Goodwill                               $5,999,680     $ 5,998,351

   Lease acquisition costs                 1,009,531       1,187,174

   Non-competition agreements                      0       1,213,040

   Other                                   2,098,535       2,268,850
                                          ----------     -----------
                                           9,107,746      10,667,415

   Less accumulated amortization           2,751,964       4,034,258
                                          ----------     -----------
                                          $6,355,782     $ 6,633,157
                                          ==========     ===========

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


F. INTERIM CREDIT FACILITIES:

   The Company has a $13.5 million revolving credit agreement with a bank group at the bank's prime rate or a fixed rate option at the Company's election, with a maximum of $3.5 million available for issuance of letters of credit. The revolving credit facility is committed for a two-year period expiring February 28, 1999 or a later date as approved by the bank group. At January 1, 1998, borrowings of $8.0 million and letters of credit of $2.7 million were outstanding under the agreement.

G.   LONG-TERM DEBT:
                                                  January 1,    September 30,
                                                     1998           1997
                                                -------------   -------------
  Term Loan.  Interest is paid at least
   quarterly at the rate of 8.80%.  Principal
   on the note will be repaid in nine quarterly
   installments.                                  $15,677,686     $16,741,488

  Term Loan.  Interest is paid at least
   quarterly.  Principal on the note will
   be repaid on December 31, 1999, or earlier
   if certain conditions are met. The blended
   interest rate was 8.30% at January 1, 1998.     20,000,000      20,000,000

  Revolving Credit Agreement.  Interest is
   paid quarterly at the bank's prime rate plus
   0.25% or a fixed rate option at the Company's
   election.  The blended interest rate was 8.19%
   at January 1, 1998.  (See Note F)                8,000,000      10,000,000

  Senior Notes of the Company.  Interest
   is paid in quarterly installments
   at a blended rate of 10.50%.  Principal
   is due on February 2, 1998.                      2,970,069       3,736,735

  Mortgage Loans Payable.  Principal and
   interest are paid in monthly installments.
   The loans expire in years 1999 through
   2010 with interest ranging from 8.50% to
   8.75%.  The blended interest rate was 8.54%
   at January 1, 1998.                              2,045,531       2,097,373
                                                  -----------     -----------
                                                   48,693,286      52,575,596
  Less current maturities                          12,797,181      12,722,649
                                                  -----------     -----------
                                                  $35,896,105     $39,852,947
                                                  ===========     ===========

  The mortgage loans are collateralized by $7,326,100 of property, at cost.

  Certain of the Company's debt agreements contain covenants which provide for the maintenance of minimum net worth as well as limitations on future indebtedness, sales and leasebacks and dispositions of assets, among other things. These agreements may restrict the Company's ability to declare and pay dividends on common stock. The amount of retained earnings available for such dividends at January 1, 1998 was $267,100.


H. NEW ACCOUNTING PRONOUNCEMENTS:

   In the first quarter of fiscal year 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." The adoption of this statement did not have a material effect on the Company's financial statements.

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

   The Financial Accounting Standards Board also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. The Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is not required to adopt this standard until fiscal year 1999. At this time, the Company has not determined the impact this standard will have on the Company's financial statements but does not expect the effect to be material.

ITEM 2.
                    UNI-MARTS, INC. AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the
Company for the periods indicated:
                                                      QUARTER ENDED
                                                January 1,     January 2,
                                                   1998           1997
                                              ------------   ------------
STATEMENTS OF OPERATIONS DATA:
 Sales and other income by the
  Company and its franchisees:
   Merchandise sales                           $45,254,511    $46,472,746
   Gasoline sales                               36,380,554     42,319,924
   Other income                                    556,236        616,357
                                               -----------    -----------
    Total                                       82,191,301     89,409,027

 Cost of sales                                  61,563,443     66,817,040
                                               -----------    -----------
 Gross Profit                                   20,627,858     22,591,987

 Selling                                        16,696,761     17,698,593
 General and administrative                      1,711,451      1,854,213
 Depreciation and amortization                   1,585,349      1,813,019
 Interest                                        1,125,740        917,005
                                               -----------    -----------
 Earnings (loss) before income taxes and
  cumulative effect of accounting change      (    491,443)       309,157
 Income taxes                                 (    217,200)       115,646
                                               -----------    -----------
 Earnings (loss) before cumulative effect
  of accounting change                        (    274,243)       193,511
 Cumulative effect of accounting change, net
  of income tax benefit of $725,800                      0   (  1,468,140)
                                               -----------    -----------
 Net earnings (loss)                          ($   274,243)  ($ 1,274,629)
                                               ===========    ===========
 Basic earnings (loss) per share:
  Earnings (loss) per share before cumulative
   effect of accounting change                ($      0.04)   $      0.03
  Loss per share from cumulative effect of
   accounting change                                  0.00   (       0.22)
                                               -----------    -----------
  Net earnings (loss) per share               ($      0.04)  ($      0.19)
                                               ===========    ===========
 Diluted earnings (loss) per share:
  Earnings (loss) per share before cumulative
   effect of accounting change                ($      0.04)   $      0.03
  Loss per share from cumulative effect of
   accounting change                                  0.00   (       0.22)
                                               -----------    -----------
  Net earnings (loss) per share               ($      0.04)  ($      0.19)
                                               ===========    ===========

ITEM 2. CONTINUED

OPERATING DATA (CONVENIENCE STORES ONLY):
 Average, per store, for stores open two
  full comparable periods:
   Merchandise sales                           $   155,998    $   153,808
   Gasoline sales                              $   134,132    $   148,047
   Gallons of gasoline sold                        136,476        138,430
 Total gallons of gasoline sold                 36,131,585     38,646,065
 Gross profit per gallon of gasoline           $     0.122    $     0.104

 C-Stores at beginning of period                       384            405
 C-Stores added                                          0              2
 C-Stores closed                                        96              4
 C-Stores converted to Choice locations                  1              1
 C-Stores at end of period                             287            402

 Company-operated stores                               264            368
 Franchisee-operated stores                             23             34

 Choice Cigarette Discount Outlets                      18              4

 Locations with self-service gasoline                  217            301


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


QUARTERS ENDED JANUARY 1, 1998 AND JANUARY 2, 1997
--------------------------------------------------
Total revenues in the first quarter of fiscal year 1998 were $82.2 million compared to $89.4 million in the first quarter of fiscal year 1997. This decline of $7.2 million, or 8.1%, is the result of the operation of 96 fewer stores, 92 of which were formerly leased from Getty Petroleum Corp., during the quarter. The Company operated 18 Choice Cigarette Discount Outlets at
January 1, 1998 and merchandise sales discussed herein include sales of tobacco products at these locations. Merchandise sales declined $1.2 million, or 2.6%, to $45.3 million in the first quarter of fiscal year 1998 compared to $46.5 million in the comparable period of fiscal year 1997 due primarily to fewer stores in operation. Gasoline sales declined by $5.9 million, or 14.0%, due to an 8.0% decline in retail prices per gallon sold and the sale of 2.5 million fewer gallons at the Company's convenience stores, largely as a result of fewer stores in operation. Other income decreased by $60,000.

In fiscal year 1997, the Company changed its method of valuing its merchandise inventories. The Company formerly valued its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method utilizing a single category of merchandise. The Company now values its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method utilizing eight categories of merchandise. This change is expected to improve the measurement of the Company's results of operations based upon a changing product mix. This change caused a one-time charge to earnings of $1,468,140, net of the income tax benefit of $725,800.

Gross profits on merchandise sales in the first quarter of fiscal year 1998 were $15.5 million, a decline of $2.4 million, or 13.1%, from merchandise profits of $17.9 million in the comparable quarter of fiscal year 1997. This decline is primarily due to lower gross profit rates but also due in part to lower merchandise sales. Although the Company sold 2.5 million gallons less gasoline at its convenience stores in the first quarter of fiscal year 1998, gasoline gross profits increased by $421,000, or 10.2%, due to an increase in the gross profits per gallon sold.

Selling expenses in the first quarter of fiscal year 1998 declined by $1.0 million, or 5.7%, compared to the first quarter of fiscal year 1997, primarily as a result of the operation of fewer stores. General and administrative expense declined in the current year's first quarter by $143,000, or 7.7%, in comparison to the first quarter of fiscal year 1997. This decline is primarily the result of staffing reductions due to terminations and retirements. Depreciation and amortization declined by $228,000, or 12.6%, due largely to reduced depreciation and amortization reflecting operations at fewer stores.

Interest expense increased by $209,000 due to higher average borrowing levels in the current fiscal year.

The Company incurred a loss of $491,000 before income taxes and cumulative effect of an accounting change compared to earnings of $309,000 in the first quarter of fiscal year 1997. In the first quarter of the current fiscal year, the Company recorded an income tax benefit of $217,000 due to the loss incurred compared to income tax expense of $116,000 in the same quarter of fiscal year 1997. As a result of the accounting change discussed previously, in fiscal year 1997 the Company recorded a charge to earnings of $1.5 million, net of income tax benefit of $0.7 million. Operating results for the first quarter of fiscal year 1997 have been restated to reflect the retroactive application of this change. The Company recorded a net loss of $274,000, or $0.04 per share, in the first quarter of fiscal year 1998 compared to a net loss of $1,275,000, or $0.19 per share, in the first quarter of fiscal year 1997.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash and interim credit facilities to acquire and construct new stores and renovate existing locations.

At September 30, 1997, the Company was not in compliance with certain financial covenants contained in both its Senior Note Agreements and its bank term loans and revolving credit agreement. The Senior Note Agreements and bank term loans and revolving credit agreement were amended in December 1997 to waive this covenant noncompliance, modify certain existing covenants and add new covenants. As a result of these amendments, the Company agreed to repay the remaining Senior Note outstanding principal on February 2, 1998, which payment has been made. Also the new schedule of bank term loan principal payments beginning on February 2, 1998, requires quarterly payments of $1,905,000 through October 1, 1998 and $2,000,000 through October 1, 1999, with the remaining balance due on December 31, 1999. In addition, the Company must make mandatory prepayments if specified cash flow targets are met or if the Company receives proceeds from the sale of certain assets. The rate of interest paid by the Company to the banks for the Revolving Credit Loan was increased by 0.25% per annum. In addition, the amendment restricts the Company's capital expenditures to $3.0 million in fiscal year 1998 and places certain restrictions on any additional borrowing by the Company.

Capital requirements for the balance of fiscal year 1998 include debt and capital lease payments of approximately $10.8 million and capital expenditures of approximately $2.1 million to remodel existing stores and upgrade gasoline marketing facilities. As of January 1, 1998, the Company had cash balances of $2.6 million and additional borrowing capacity of $2.0 million available under its existing credit agreements. The Company expects to utilize approximately $8.0 million in proceeds from tax refunds and asset disposals for a portion of the debt service requirement. Management believes these sources of cash and cash generated from operations will be sufficient to fulfill its cash requirements.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

       11   Statement regarding computation of per share earnings (loss).

       27   Financial Data Schedule.


(b)    REPORTS ON FORM 8-K

       The Company did not file any reports on Form 8-K during the quarter ended January 1, 1998.














































                                      -16-
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Uni-Marts, Inc.
                                          -----------------------------------
                                                     (Registrant)



Date February 17, 1998                    /S/ HENRY D. SAHAKIAN
     -----------------                    -----------------------------------
                                          Henry D. Sahakian
                                          Chairman of the Board
                                          (Principal Executive Officer)



Date February 17, 1998                    /S/ J. KIRK GALLAHER
     -----------------                    -----------------------------------
                                          J. Kirk Gallaher
                                          Executive Vice President, Director
                                          and Chief Financial Officer
                                          (Principal Accounting Officer)
                                          (Principal Financial Officer)

                    UNI-MARTS, INC. AND SUBSIDIARY
                            EXHIBIT INDEX



Number     Description                                         Page(s)
------     -----------                                         -------

 11        Statement regarding computation of per
           share earnings (loss).                                19-20

 27        Financial Data Schedule.                                21