Form 10-Q
period 1998-04-02
UNI MARTS INC
filed 1998-05-18
CIK 805020

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 April 2, 1998
                               ------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

6,820,029 Common Shares were outstanding at May 7, 1998.












                       This Document Contains 23 Pages.

                        UNI-MARTS, INC. AND SUBSIDIARY
                                    INDEX

PART I.  FINANCIAL INFORMATION
------------------------------                                    PAGE(S)
Item 1.       Financial Statements

              Consolidated Balance Sheets -
               April 2, 1998 and September 30, 1997                3-4

              Consolidated Statements of Operations -
               Quarter Ended and Two Quarters Ended
               April 2, 1998 and April 3, 1997                      5

              Consolidated Statements of Cash Flows -
               Two Quarters Ended April 2, 1998 and
               April 3, 1997                                       6-7

              Notes to Consolidated Financial Statements           8-11

Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                12-16


PART II.  OTHER INFORMATION
---------------------------
Item 6.       Exhibits and Reports on Form 8-K                    16-18

Exhibit Index                                                       20


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             UNI-MARTS, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS


                                                 April 2,   September 30,
                                                   1998          1997
                                               -----------  -------------
                                               (Unaudited)

                    ASSETS
CURRENT ASSETS:
  Cash                                         $ 3,623,277   $  5,993,388
  Marketable equity securities (at market,
   cost $31,600 and $277,200)                       39,878        407,475
  Accounts receivable - less allowances of
   $131,100 and $132,600                         2,220,762      3,377,554
  Tax refunds receivable                            60,171      1,819,100
  Inventories                                   10,941,652     15,683,330
  Prepaid and current deferred taxes             3,134,490      3,359,490
  Property held for sale                         6,131,203      5,643,006
  Prepaid expenses and other                     1,100,086        796,668
  Loan due from officer - current portion          200,000        150,000
                                               -----------   ------------
     TOTAL CURRENT ASSETS                       27,451,519     37,230,011


PROPERTY, EQUIPMENT AND IMPROVEMENTS -
 at cost, less accumulated depreciation and
 amortization of $46,955,600 and
 $46,474,100                                    63,341,044     69,055,846

LOAN DUE FROM OFFICER                              550,997        674,768

NET INTANGIBLE AND OTHER ASSETS                  6,102,744      6,633,157
                                               -----------   ------------
     TOTAL ASSETS                              $97,446,304   $113,593,782
                                               ===========   ============


                             UNI-MARTS, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                                      (CONTINUED)

                                                  April 2,    September 30,
                                                    1998           1997
                                                 -----------  -------------
                                                 (Unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                               $11,724,534   $ 14,462,174
  Gas taxes payable                                2,080,973      2,424,641
  Accrued expenses                                 5,367,357      6,806,632
  Current maturities of long-term debt            20,022,112     12,722,649
  Current obligations under capital leases            64,678         87,320
                                                 -----------   ------------
     TOTAL CURRENT LIABILITIES                    39,259,654     36,503,416

LONG-TERM DEBT, less current maturities           21,744,210     39,852,947

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                            508,008        533,551

DEFERRED TAXES                                     3,950,600      4,036,000

DEFERRED INCOME AND OTHER LIABILITIES              2,409,704      3,120,923

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 a share:
    Authorized 15,000,000 shares
    Issued 7,309,657 and 7,286,657
    shares, respectively                             730,966        728,666

  Additional paid-in capital                      24,254,157     24,341,999

  Retained earnings                                7,550,601      8,254,538
                                                 -----------   ------------
                                                  32,535,724     33,325,203
  Less treasury stock, at cost - 491,871
    and 639,980 shares of Common Stock,
    respectively                                (  2,961,596) (   3,778,258)
                                                 -----------   ------------
                                                  29,574,128     29,546,945
                                                 -----------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $97,446,304   $113,593,782
                                                 ===========   ============








                  See notes to consolidated financial statements

                           UNI-MARTS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                                       QUARTER ENDED               TWO QUARTERS ENDED
                                   April 2,      April 3,        April 2,        April 3,
                                     1998          1997            1998            1997
                                  -----------  -----------     ------------    ------------
REVENUES:
 Merchandise sales                $33,558,239  $42,608,745     $ 78,812,750    $ 89,081,491
 Gasoline sales                    21,959,156   38,218,098       58,339,710      80,538,022
 Other income                         495,217      588,758        1,051,453       1,205,115
                                  -----------  -----------     ------------    ------------
                                   56,012,612   81,415,601      138,203,913     170,824,628
                                  -----------  -----------     ------------    ------------
COSTS AND EXPENSES:
 Cost of sales                     39,523,856   60,962,757      101,087,299     127,779,797
 Selling                           12,730,979   17,096,760       29,427,740      34,795,353
 General and administrative         1,665,363    1,879,788        3,376,814       3,734,001
 Depreciation and amortization      1,641,225    1,817,531        3,226,574       3,630,550
 Interest                           1,023,083    1,095,751        2,148,823       2,012,756
                                  -----------  -----------     ------------    ------------
                                   56,584,506   82,852,587      139,267,250     171,952,457
                                  -----------  -----------     ------------    ------------
EARNINGS (LOSS) BEFORE INCOME
 TAXES AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE               (    571,894)   1,436,986)   (   1,063,337)  (   1,127,829)
INCOME TAXES                     (    142,200)(    511,444)   (     359,400)  (     395,798)
                                  -----------  -----------     ------------    ------------
EARNINGS (LOSS) BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE     (    429,694)(    925,542)   (     703,937)  (     732,031)
CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE, NET OF INCOME TAX
 BENEFIT OF $725,800                        0            0                0   (   1,468,140)
                                  -----------  -----------     ------------    ------------
NET EARNINGS (LOSS)              ($   429,694)($   925,542)   ($    703,937)  ($  2,200,171)
                                  ===========  ===========     ============    ============
BASIC EARNINGS (LOSS) PER SHARE:
 EARNINGS (LOSS) PER SHARE BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                         ($      0.06)($      0.14)   ($       0.11)  ($       0.11)
 LOSS PER SHARE FROM CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE            0.00         0.00             0.00   (        0.22)
                                  -----------  -----------     ------------    ------------
 NET EARNINGS (LOSS) PER SHARE   ($      0.06)($      0.14)   ($       0.11)  ($       0.33)
                                  ===========  ===========     ============    ============
DILUTED EARNINGS (LOSS) PER SHARE:
 EARNINGS (LOSS) PER SHARE BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                         ($      0.06)($      0.14)   ($       0.11)  ($       0.11)
 LOSS PER SHARE FROM CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE            0.00         0.00             0.00   (        0.22)
                                  -----------  -----------     ------------    ------------
 NET EARNINGS (LOSS) PER SHARE   ($      0.06)($      0.14)   ($       0.11)  ($       0.33)
                                  ===========  ===========     ============    ============
DIVIDENDS PER SHARE               $      0.00  $      0.03     $       0.00    $       0.06
                                  ===========  ===========     ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                 6,733,817    6,635,876        6,694,119       6,639,216
                                  ===========  ===========     ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING ASSUMING
 DILUTION                           6,733,817    6,635,876        6,694,119       6,639,216
                                  ===========  ===========     ============    ============

                          See notes to consolidated financial statements

                              UNI-MARTS, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                                   TWO QUARTERS ENDED
                                                 April 2,       April 3,
                                                   1998           1997
                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others       $138,784,120   $169,843,656
 Cash paid to suppliers and employees         ( 134,261,707) ( 164,391,784)
 Net receipts for sales and purchases
  of trading equity securities                      797,340              0
 Dividends and interest received                     41,397         18,761
 Interest paid (net of capitalized interest
  of $0 and $57,400)                          (   2,269,887) (   1,955,668)
 Income taxes received                            2,257,929        703,500
                                               ------------   ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES     5,349,192      4,218,465

CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets             3,872,943         71,999
 Purchase of property, equipment and
  improvements                                (   1,831,843) (   9,768,619)
 Payments for purchases of available-for-sale
  securities                                              0  (     183,668)
 Note receivable from officer                        73,771              0
 Cash advanced for intangible and other
  assets                                      (     150,000) (     334,078)
 Cash received for intangible and other
  assets                                            467,361          8,776
                                               ------------   ------------
    NET CASH PROVIDED (USED) IN INVESTING
     ACTIVITIES                                   2,432,232  (  10,205,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Payments) borrowings on revolving credit
  agreement                                   (   4,000,000)     3,000,000
 Additional long-term borrowings                          0     10,000,000
 Principal payments on debt                   (   6,857,459) (   1,691,241)
 Purchases of treasury stock                  (      32,576) (     352,349)
 Proceeds from issuance of common stock             738,500              0
 Dividends paid to stockholders                           0  (     397,986)
                                               ------------   ------------
    NET CASH (USED) PROVIDED BY FINANCING
     ACTIVITIES                               (  10,151,535)    10,558,424
                                               ------------   ------------
NET (DECREASE) INCREASE IN CASH               (   2,370,111)     4,571,299

CASH:
 Beginning of period                              5,993,388      1,207,929
                                               ------------   ------------
 End of period                                 $  3,623,277   $  5,779,228
                                               ============   ============

                                       -6-

                          UNI-MARTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (Unaudited)

                                                      TWO QUARTERS ENDED
                                                   April 2,      April 3,
                                                     1998          1997
                                                  ----------    ----------
RECONCILIATION OF NET EARNINGS (LOSS) TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

NET EARNINGS (LOSS)                               ($  703,937)  ($2,200,171)

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                     3,226,574     3,630,550
  Net unrealized holding loss on trading
   securities                                         122,032             0
  Gain on sale of trading equity securities       (   103,469)            0
  Gain on sale of available-for-sale securities             0   (     3,001)
  Loss on sale of capital assets and other             66,929       234,463
  Cumulative effect of accounting change                    0     1,468,140
  Change in assets and liabilities:
   (Increase) decrease in:
    Trading equity securities                         349,034             0
    Accounts receivable                             1,353,912   (   979,953)
    Tax refunds receivable                          1,758,929             0
    Inventories                                     4,741,678   ( 1,579,286)
    Prepaid expenses                              (   370,288)      614,701
   Increase (decrease) in:
    Accounts payable and accrued expenses         ( 4,520,583)    1,953,971
    Deferred income taxes and other
     liabilities                                  (   571,619)    1,079,051
                                                   ----------    ----------
     TOTAL ADJUSTMENTS TO NET EARNINGS (LOSS)       6,053,129     6,418,636
                                                   ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $5,349,192    $4,218,465
                                                   ==========    ==========


















                  See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

A.   FINANCIAL STATEMENTS:

     The consolidated balance sheet as of April 2, 1998, the consolidated statements of operations and the consolidated statements of cash flows for the two quarters ended April 2, 1998 and April 3, 1997 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at April 2, 1998 and the results of operations and cash flows for all periods presented have been made.

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


B.   OPERATIONS:

     The Company incurred a loss of $704,000 in the first two quarters of fiscal year 1998. This loss was primarily due to lower gross profits on merchandise and lower than anticipated profit contributions from newly constructed and remodeled stores. Also, as a result of amendments to the Company's various debt agreements, the Company's debt service requirements for the current fiscal year represent a significant increase from requirements in prior years. In addition, these amendments restrict the Company's capital expenditures to $3,000,000 in the current fiscal year and place certain restrictions on any additional borrowing by the Company.

     Management's plans for the balance of fiscal year 1998 include purchasing gasoline from more competitive sources in order to improve margins. In addition, the Company expects to continue to improve the operating results of its existing fast-food merchandising units. The Company anticipates that cash presently available and cash to be generated from operations and asset sales will be sufficient to meet its cash requirements during the balance of fiscal year 1998.


C. In fiscal year 1997, the Company changed its method of valuing its merchandise inventories. The Company formerly valued its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method utilizing a single category of merchandise. The Company now values its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method utilizing eight categories of merchandise. This change caused a one-time charge to earnings of $1,468,140, net of the income tax benefit of $725,800. The statement of operations for the first two quarters of fiscal year 1997 have been restated to reflect retroactive application of this change.

D.   INTANGIBLE AND OTHER ASSETS:

     Intangible and other assets consist of the following:

                                         April 2,    September 30,
                                           1998          1997
                                        ----------   -------------
     Goodwill                           $5,998,351     $ 5,998,351

     Lease acquisition costs               933,956       1,187,174

     Non-competition agreements                  0       1,213,040

     Other                               1,907,109       2,268,850
                                        ----------     -----------
                                         8,839,416      10,667,415

     Less accumulated amortization       2,736,672       4,034,258
                                        ----------     -----------
                                        $6,102,744     $ 6,633,157
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


E.    INTERIM CREDIT FACILITIES:

     The Company has a $13.5 million revolving credit agreement with a b ank group at the bank's prime rate or a fixed rate option at the Com pany's election, with a maximum of $3.5 million available for issuance of letters of credit. The revolving credit facility is committed for a two-year period expiring February 28, 1999 or a later date as approved by the bank group. At April 2, 1998, borrowings of $6.0 million and letters of credit of $2.7 million were outstanding under the agreement.

F.   LONG-TERM DEBT:
                                                      April 2,    September 30,
                                                        1998          1997
                                                    ------------  -------------
     Term Loan.  Interest is paid at least
      quarterly at the rate of 8.80%.  Principal
      on the note will be repaid in eight quarterly
      installments.                                  $13,772,686    $16,741,488

     Term Loan.  Interest is paid at least
      quarterly.  Principal on the note will
      be repaid on December 31, 1999, or earlier
      if certain conditions are met. The blended
      interest rate was 8.01% at April 2, 1998.       20,000,000     20,000,000

     Revolving Credit Agreement.  Interest is
      paid quarterly at the bank's prime rate plus
      0.25% or a fixed rate option at the Company's
      election.  The blended interest rate was 7.71%
      at April 2, 1998.  (See Note E)                  6,000,000     10,000,000

     Senior Notes of the Company.  Principal was
      repaid in February 1998.                                 0      3,736,735

     Mortgage Loans Payable.  Principal and
      interest are paid in monthly installments.
      The loans expire in years 1999 through
      2010 with interest ranging from 8.50% to
      8.75%.  The blended interest rate was 8.54%
      at April 2, 1998.                                1,993,636      2,097,373
                                                     -----------    -----------
                                                      41,766,322     52,575,596
      Less current maturities                         20,022,112     12,722,649
                                                     -----------    -----------
                                                     $21,744,210    $39,852,947
                                                     ===========    ===========

      The mortgage loans are collateralized by $7,326,100 of property, at cost.

      Certain of the Company's debt agreements contain covenants which provide for the maintenance of minimum net worth as well as limitations on future indebtedness, sales and leasebacks and dispositions of assets, among other things. These agreements may restrict the Company's ability to declare and pay dividends on common stock. The amount of retained earnings available for such dividends at April 2, 1998 was $500,300.


G.    NEW ACCOUNTING PRONOUNCEMENTS:

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

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement standardizes the disclosure requirements for pensions and other benefits to the extent practicable and requires disclosure of certain other information. The Company is not required to adopt this standard until fiscal year 1999 but expects that the adoption will have a minimal effect on the Company's financial statements.

ITEM 2.
                          UNI-MARTS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:
                                           QUARTER ENDED             TWO QUARTERS ENDED
                                        April 2,     April 3,      April 2,      April 3,
                                          1998         1997          1998          1997
                                       -----------  -----------  ------------  ------------
STATEMENTS OF OPERATIONS DATA:
 Sales and other income by the
  Company and its franchisees:
   Merchandise sales                   $33,558,239  $42,608,745  $ 78,812,750  $ 89,081,491
   Gasoline sales                       21,959,156   38,218,098    58,339,710    80,538,022
   Other income                            495,217      588,758     1,051,453     1,205,115
                                       -----------  -----------  ------------  ------------
    Total                               56,012,612   81,415,601   138,203,913   170,824,628

 Cost of sales                          39,523,856   60,962,757   101,087,299   127,779,797
                                       -----------  -----------  ------------  ------------
 Gross Profit                           16,488,756   20,452,844    37,116,614    43,044,831

 Selling                                12,730,979   17,096,760    29,427,740    34,795,353
 General and administrative              1,665,363    1,879,788     3,376,814     3,734,001
 Depreciation and amortization           1,641,225    1,817,531     3,226,574     3,630,550
 Interest                                1,023,083    1,095,751     2,148,823     2,012,756
                                       -----------  -----------  ------------  ------------
 Earnings (loss) before income taxes
  and cumulative effect of accounting
  change                              (    571,894)(  1,436,986)(   1,063,337)(   1,127,829)
 Income taxes                         (    142,200)(    511,444)(     359,400)(     395,798)
                                       -----------  -----------  ------------  ------------
 Earnings (loss) before cumulative
  effect of accounting change         (    429,694)(    925,542)(     703,937)(     732,031)
 Cumulative effect of accounting
  change, net of income tax benefit
  of $725,800                                    0            0             0 (   1,468,140)
                                       -----------  -----------  ------------  ------------
 Net earnings (loss)                  ($   429,694)($   925,542)($    703,937)($  2,200,171)
                                       ===========  ===========  ============  ============
 Basic earnings (loss) per share:
  Earnings (loss) per share before
   cumulative effect of accounting
   change                             ($      0.06)($      0.14)($       0.11)($       0.11)
  Loss per share from cumulative
   effect of accounting change                0.00         0.00          0.00 (        0.22)
                                       -----------  -----------  ------------  ------------
  Net earnings (loss) per share       ($      0.06)($      0.14)($       0.11)($       0.33)
                                       ===========  ===========  ============  ============
 Diluted earnings (loss) per share:
  Earnings (loss) per share before
   cumulative effect of accounting
   change                             ($      0.06)($      0.14)($       0.11)($       0.11)
  Loss per share from cumulative
   effect of accounting change                0.00         0.00          0.00 (        0.22)
                                       -----------  -----------  ------------  ------------
  Net earnings (loss) per share       ($      0.06)($      0.14)($       0.11)($       0.33)
                                       ===========  ===========  ============  ============

                                           -12-

ITEM 2. CONTINUED


OPERATING DATA (CONVENIENCE STORES ONLY):
 Average, per store, for stores open two
  full comparable periods:
   Merchandise sales                   $   112,085 $   108,800   $    230,696  $    224,701
   Gasoline sales                      $   105,112 $   132,433   $    237,639  $    278,072
   Gallons of gasoline sold                123,815     123,307        257,783       258,878
 Total gallons of gasoline sold         25,250,073  34,520,157     61,381,658    73,166,222
 Gross profit per gallon of gasoline   $     0.115 $     0.127   $      0.119  $      0.115

 C-Stores at beginning of period               287         402            384           405
 C-Stores added                                  0           0              0             2
 C-Stores closed                                14           2            110             6
 C-Stores converted to Choice
  locations                                      1           2              2             3
 C-Stores at end of period                     272         398            272           398

 Company-operated stores                       251         364            251           364
 Franchisee-operated stores                     21          34             21            34

 Choice Cigarette Discount Outlets              19           6             19             6

 Locations with self-service
  gasoline                                     208         300            208           300



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


QUARTERS ENDED APRIL 2, 1998 AND APRIL 3, 1997
----------------------------------------------
Total revenues in the quarter ended April 2, 1998 were $56.0 million, a decline of $25.4 million, or 31.2%, from total revenues in the same quarter of fiscal year 1997. This decline is largely the result of 126 fewer convenience stores in operation at April 2, 1998, 105 of which were formerly leased from Getty Petroleum Corp. ("Getty) and 13 of which were converted to Choice Cigarette Discount Outlets ("Choice"). The Company operated 19 Choice stores at April 2, 1998, and merchandise sales discussed herein include sales of tobacco products at these locations. Merchandise sales declined by $9.0 million, or 21.2%, to $33.6 million in the second quarter of fiscal year 1998 compared to $42.6 million in the second quarter of fiscal year 1997, primarily as a result of fewer stores in operation. Merchandise sales at comparable stores increased by 3.0%. Gasoline sales declined by $16.3 million due to lower volumes from fewer stores in operation as well as a significant decrease in the average retail price per gallon sold. Other income declined by $94,000.

Gross profits on merchandise sales declined due to the decline in merchandise sales, but at a lesser rate due to a 2.7% increase in the gross profit rate on those sales. In the second quarter of fiscal year 1998, gross profits on merchandise sales were $12.9 million compared to $15.3 million in the corresponding quarter of the prior fiscal year, a decrease of $2.4 million, or 15.4%. Gross profits on gasoline sales declined $1.5 million, or 33.1%, due primarily to the sale of 9.3 million fewer gallons of gasoline at the Company's stores as well as lower gross profits per gallon sold.

Selling expenses decreased $4.4 million, or 25.5%, in the second quarter of fiscal year 1998 compared to the second quarter of fiscal year 1997 due to fewer stores in operation. General and administrative expense declined by $214,000, or 11.4%, largely as a result of previous staffing reductions and other cost-cutting measures. Depreciation and amortization expense declined by $176,000, or 9.7%, reflecting operations at fewer stores. Interest expense declined by $73,000, or 6.6%, due largely to lower borrowing levels in the second quarter of fiscal year 1998 compared to the second quarter of fiscal year 1997.

The Company incurred a pre-tax loss of $572,000 in the second quarter of the current fiscal year compared to a loss of $1,437,000 in the second quarter of fiscal year 1997. The net loss in the second quarter of fiscal year 1998 was $430,000, or $0.06 per share, a decline from the net loss in the second quarter of fiscal year 1997 of $926,000, or $0.14 per share.

TWO QUARTERS ENDED APRIL 2, 1998 AND APRIL 3, 1997
--------------------------------------------------
Total revenues in the first two quarters of fiscal year 1998 declined $32.6 million, or 19.1%, from total revenues in the same period of fiscal year 1997. This decrease results from the operation of 126 fewer convenience stores, 105 of which were leased from Getty and 13 of which were converted to Choice. The Company operated 19 Choice stores at April 2, 1998, and merchandise sales discussed herein include sales at these locations. Merchandise sales declined $10.3 million, or 11.5%, in the first half of fiscal year 1998 compared to the first of half of fiscal year 1997 due to fewer stores in operation. Merchandise sales at comparable stores increased by 2.7%. The sale of 11.8 million fewer gallons of gasoline at the Company's stores and a decline of $0.15 in the average retail price per gallon sold caused a decline of $22.2 million in gasoline sales in the first two quarters of fiscal year 1998 compared to the corresponding period of fiscal year 1997. Other income declined by $154,000.

In the first two quarters of fiscal year 1998, gross profits on merchandise sales were $28.5 million compared to $33.2 million in the same period of fiscal year 1997, a decline of $4.7 million, or 14.1%. This decline is largely the result of lower merchandise sales. Gross profits on gasoline sales declined by $1.1 million, or 12.5%, as the result of fewer gallons sold.

Selling expenses were $29.4 million in the first two quarters of fiscal year 1998 compared to $34.8 million in the first two quarters of fiscal year 1997. This decline of $5.4 million, or 15.4%, is primarily due to fewer stores in operation. General and administrative expense declined by $357,000, or 9.6%, largely a result of staff reductions. Depreciation and amortization expense declined by $404,000, or 11.1%, reflecting operations at fewer stores. Interest expense increased by $136,000, or 6.8%, in the first half of fiscal year 1998 due to higher average borrowing levels and a slight increase in average interest rates.

The Company incurred a loss of $1,063,000 before income taxes and cumulative effect of an accounting change compared to a loss of $1,128,000 in the first two quarters of fiscal year 1997. In the first two quarters of the current fiscal year, the Company recorded an income tax benefit of $359,000 due to the loss incurred compared to an income tax benefit of $396,000 in the same two quarters of fiscal year 1997. As a result of an accounting change, in fiscal year 1997 the Company recorded a charge to earnings of $1.5 million, net of the income tax benefit of $0.7 million. Operating results for the first two quarters of fiscal year 1997 have been restated to reflect the retroactive application of this change. The Company recorded a net loss of $704,000, or $0.11 per share, in the first two quarters of fiscal year 1998 compared to a net loss of $2,200,000, or $0.33 per share, in the first two quarters of fiscal year 1997.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash and interim credit facilities to acquire and construct new stores and renovate existing locations.

Capital requirements for the balance of fiscal year 1998 include debt and capital lease payments of approximately $5.9 million and capital expenditures of approximately $1.2 million to remodel existing stores and upgrade gasoline marketing facilities. As of April 2, 1998, the Company had cash balances of $3.6 million and additional borrowing capacity of $4.0 million available under its existing credit agreements. The Company expects to utilize approximately $2.0 million in proceeds from asset disposals for a portion of the debt service requirement. Management believes these sources of cash and cash generated from operations will be sufficient to fulfill its cash requirements.


YEAR 2000 PROBLEM:

An internal review has been conducted by the Company of all software used in its data processing equipment to determine its exposure, if any, to the "year 2000 problem." This problem may cause significant difficulties with the electronic processing of information in the year 2000 and subsequent years due to the inability of many computer programs to differentiate between the years 1900 and 2000. Based on its review, the Company believes the incremental costs to make the necessary corrections to prevent such difficulties will not have a material effect on the Company's consolidated financial statements.


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

     10.4 Credit Agreement between the Bank Group and Uni-Marts, Inc. dated as of March 1, 1993 (Filed as Exhibit 19 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1993 and incorporated herein by reference thereto).

     10.4(a) Amendment No. 1 to Credit Agreement between the Bank Group and
             Uni-Marts, Inc. dated as of March 21, 1994 (Filed as Exhibit 10.5(a) to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

     10.4(b) Amendment No. 2 to Credit Agreement between the Bank Group and
             Uni-Marts, Inc. dated as of July 1, 1994 (Filed as Exhibit 10.5(b) to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

     10.4(c) Third Amendment to Credit Agreement between the Bank Group and
             Uni-Marts, Inc. dated as of October 26, 1994 (Filed as Exhibit 10.5(c)to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

     10.4(d) Amendment No. 4 to Credit Agreement between the Bank Group and
             Uni-Marts, Inc. dated as of March 27, 1995 (Filed as Exhibit
             10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference thereto).

     10.4(e) Amendment No. 5 to Credit Agreement between the Bank Group and
             Uni-Marts, Inc. dated as of December 26, 1995 (Filed as Exhibit 10.5(e) to the Company's Annual Report on Form 10-K for the period ended September 30, 1995 and incorporated herein by reference thereto).

      10.4(f) Amendment No. 6 to the Credit Agreement betw een the Bank Group and Uni-Marts, Inc. dated as of March 28, 1996 (Filed as Exhibit 10 to the Company's Quarterly R eport on Form 10-Q for the period ended April 4, 1996 and incorporated herein by reference thereto).

     10.4(g) Amendment No. 7 to Credit Agreement between the Bank Group and
             Uni-Marts, Inc. dated as of December 31, 1996 (Filed as Exhibit
             10.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 1997 and incorporated herein by reference thereto).

     10.4(h) Amendment No. 8 to Credit Agreement between the Bank Group and
             Uni-Marts, Inc. dated as of February 20, 1997 (Filed as Exhibit
             10.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 1997 and incorporated herein by reference thereto).

     10.4(i) Amendment No. 9 to Credit Agreement between the Bank Group and
             Uni-Marts, Inc. dated as of April 15, 1997 (Filed as Exhibit
             10.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 3, 1997 and incorporated herein by reference thereto).

     10.4(j) Amendment No. 10 to Credit Agreement between the Bank Group and
             Uni-Marts, Inc. dated as of December 29, 1997.  (Filed as
             Exhibit 10.5(j) to the Company's Annual Report on Form 10-K for the period ended September 30, 1997 and incorporated herein by reference thereto).

     10.5 Form of Indemnification Agreement between Uni-Marts, Inc. and each of its Directors (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 25, 1988 Annual Meeting of Stockholders and incorporated herein by reference thereto).

     10.6    Uni-Marts, Inc. Deferred Compensation Plan (Filed as Exhibit
             10.8 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1990 and incorporated herein by reference thereto).

     10.7 Uni-Marts, Inc. Annual Bonus Plan (Filed as Exhibit 10.8 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

     10.8 Uni-Marts, Inc. Performance Unit Plan (Filed as Exhibit 10.9 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

     10.9 Composite copy of Change in Control Agreements between Uni-Marts, Inc. and its executive officers (Filed as Exhibit
             10.10 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

     10.10 Uni-Marts, Inc. 1996 Equity Compensation Plan (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 22, 1996 Annual Meeting of Stockholders and incorporated herein by reference thereto).

     10.11 Amended and Restated Note between Henry D. Sahakian and Uni-Marts, Inc. dated January 7, 1998 (Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended September 30, 1997 and incorporated herein by reference thereto).

     11      Statement regarding computation of per share earnings (loss).

     27      Financial Data Schedule.


(b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended April 2, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Uni-Marts, Inc.
                                     -----------------------------------
                                                (Registrant)



Date May 18, 1998                    /S/ HENRY D. SAHAKIAN
     ------------                    -----------------------------------
                                     Henry D. Sahakian
                                     Chairman of the Board
                                     (Principal Executive Officer)



Date May 18, 1998                    /S/ J. KIRK GALLAHER
     ------------                    -----------------------------------
                                     J. Kirk Gallaher
                                     Executive Vice President, Director
                                     and Chief Financial Officer
                                     (Principal Accounting Officer)
                                     (Principal Financial Officer)

                        UNI-MARTS, INC. AND SUBSIDIARY
                                EXHIBIT INDEX



Number      Description                                   Page(s)
------      -----------                                   -------

 11         Statement regarding computation of per
            share earnings (loss).                         21-22

 27         Financial Data Schedule.                         23