Form 10-Q
period 1998-07-02
UNI MARTS INC
filed 1998-08-17
CIK 805020

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  July 2, 1998
                              --------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------------------- to --------------------

Commission file number                       1-11556
                       ----------------------------------------------------

                               UNI-MARTS, INC.
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Delaware                                                25-1311379
---------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

477 East Beaver Avenue, State College, PA                        16801-5690
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                              (8l4) 234-6000
---------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


---------------------------------------------------------------------------
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

6,860,149 Common Shares were outstanding at August 7, 1998.










                     This Document Contains 99 Pages.

                    UNI-MARTS, INC. AND SUBSIDIARY
                                INDEX


PART I.  FINANCIAL INFORMATION
------------------------------                                   PAGE(S)

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
           July 2, 1998 and September 30, 1997                    3-4

          Condensed Consolidated Statements of Operations -
           Quarter Ended and Three Quarters Ended
           July 2, 1998 and July 3, 1997                           5

          Condensed Consolidated Statements of Cash Flows -
           Three Quarters Ended July 2, 1998 and
           July 3, 1997                                           6-7

          Notes to Condensed Consolidated Financial Statements    8-10

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   11-14


PART II.  OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders     15

Item 6.   Exhibits and Reports on Form 8-K                       15-16

Exhibit Index                                                     18

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         UNI-MARTS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  July 2,     September 30,
                                                   1998           1997
                                                 ----------   ------------
                                                (Unaudited)
                    ASSETS
CURRENT ASSETS:
  Cash                                          $ 4,167,593   $  5,993,388
  Marketable equity securities (at market,
   cost $4,300 and $277,200)                          4,966        407,475
  Accounts receivable - less allowances of
   $159,100 and $132,600                          2,647,841      3,377,554
  Tax refunds receivable                             46,163      1,819,100
  Inventories                                    10,819,088     15,683,330
  Prepaid and current deferred taxes              2,996,134      3,359,490
  Property held for sale                          4,223,237      5,643,006
  Prepaid expenses and other                        826,575        796,668
  Loan due from officer - current portion           200,000        150,000
                                                -----------    -----------
     TOTAL CURRENT ASSETS                        25,931,597     37,230,011


PROPERTY, EQUIPMENT AND IMPROVEMENTS -
 at cost, less accumulated depreciation and
 amortization of $47,667,900 and
 $46,474,100                                     62,918,717     69,055,846

LOAN DUE FROM OFFICER                               564,844        674,768

NET INTANGIBLE AND OTHER ASSETS                   6,067,412      6,633,157
                                                -----------   ------------
     TOTAL ASSETS                               $95,482,570   $113,593,782
                                                ===========   ============


                         UNI-MARTS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                  July 2,    September 30,
                                                   1998           1997
                                                -----------  -------------
                                                (Unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                              $11,513,917   $ 14,462,174
  Gas taxes payable                               2,446,078      2,424,641
  Accrued expenses                                4,401,668      6,806,632
  Credit line payable                             5,500,000              0
  Current maturities of long-term debt              890,596     12,722,649
  Current obligations under capital leases           67,587         87,320
                                                -----------    -----------
     TOTAL CURRENT LIABILITIES                   24,819,846     36,503,416

LONG-TERM DEBT, less current maturities          33,599,086     39,852,947

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                           499,638        533,551

DEFERRED TAXES                                    3,940,400      4,036,000

DEFERRED INCOME AND OTHER LIABILITIES             2,899,378      3,120,923

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 per share:
    Authorized 15,000,000 shares
    Issued 7,316,797 and 7,286,657
    shares, respectively                            731,680        728,666

  Additional paid-in capital                     24,275,787     24,341,999

  Retained earnings                               7,682,505      8,254,538
                                                -----------    -----------
                                                 32,689,972     33,325,203
  Less treasury stock, at cost - 494,099
    and 639,980 shares of Common Stock,
    respectively                               (  2,965,750) (   3,778,258)
                                                -----------   ------------

                                                 29,724,222     29,546,945
                                                -----------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $95,482,570   $113,593,782
                                                ===========   ============






                 See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                           QUARTER ENDED            THREE QUARTERS ENDED
                                       July 2,       July 3,       July 2,        July 3,
                                        1998          1997          1998           1997
                                     -----------   -----------  ------------   ------------
REVENUES:
 Merchandise sales                   $37,410,269   $50,334,225  $116,223,019   $139,415,716
 Gasoline sales                       25,046,889    40,895,705    83,386,599    121,433,727
 Other income                            822,265       730,943     1,873,718      1,936,058
                                     -----------   -----------  ------------   ------------
                                      63,279,423    91,960,873   201,483,336    262,785,501
                                     -----------   -----------  ------------   ------------
COSTS AND EXPENSES:
 Cost of sales                        46,624,112    70,400,583   147,711,411    198,180,380
 Selling                              12,051,996    16,837,944    41,479,736     51,633,297
 General and administrative            1,496,423     1,728,812     4,873,237      5,462,813
 Depreciation and amortization         1,565,323     1,875,629     4,791,897      5,506,179
 Interest                                883,850     1,110,687     3,032,673      3,123,443
                                     -----------   -----------  ------------   ------------
                                      62,621,704    91,953,655   201,888,954    263,906,112
                                     -----------   -----------  ------------   ------------
EARNINGS (LOSS) BEFORE INCOME TAXES,
 EXTRAORDINARY ITEM AND CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE             657,719         7,218 (     405,618) (   1,120,611)
INCOME TAXES                             281,500         2,929 (      77,900) (     392,869)
                                     -----------   -----------  ------------   ------------
EARNINGS (LOSS) BEFORE EXTRAORDINARY
 ITEM AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                       376,219         4,289 (     327,718) (     727,742)
EXTRAORDINARY ITEM-LOSS FROM DEBT
 EXTINGUISHMENT, NET OF INCOME TAX
 BENEFIT OF $125,800                     244,315             0       244,315              0
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
 NET OF INCOME TAX BENEFIT OF $725,800         0             0             0  (   1,468,140)
                                     -----------   -----------  ------------   ------------
NET EARNINGS (LOSS)                  $   131,904   $     4,289 ($    572,033) ($  2,195,882)
                                     ===========   ===========  ============   ============
BASIC EARNINGS (LOSS) PER SHARE:
 EARNINGS (LOSS) PER SHARE BEFORE
  EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE        $      0.06   $      0.00 ($       0.05) ($       0.11)
 LOSS PER SHARE FROM EXTRAORDINARY
  ITEM                              (       0.04)         0.00 (        0.04)          0.00
 LOSS PER SHARE FROM CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE               0.00          0.00          0.00  (        0.22)
                                     -----------   -----------  ------------   ------------
 NET EARNINGS (LOSS) PER SHARE       $      0.02   $      0.00 ($       0.09) ($       0.33)
                                     ===========   ===========  ============   ============
DILUTED EARNINGS (LOSS) PER SHARE:
 EARNINGS (LOSS) PER SHARE BEFORE
  EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE        $      0.06   $      0.00 ($       0.05) ($       0.11)
 LOSS PER SHARE FROM EXTRAORDINARY
  ITEM                              (       0.04)         0.00 (        0.04)          0.00
 LOSS PER SHARE FROM CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE               0.00          0.00          0.00  (        0.22)
                                     -----------   -----------  ------------   ------------
 NET EARNINGS (LOSS) PER SHARE       $      0.02   $      0.00 ($       0.09) ($       0.33)
                                     ===========   ===========  ============   ============
DIVIDENDS PER SHARE                  $      0.00   $      0.00  $       0.00   $       0.06
                                     ===========   ===========  ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                    6,820,870     6,642,289     6,736,062      6,640,229
                                     ===========   ===========  ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING ASSUMING DILUTION  6,827,468     6,678,326     6,736,062      6,640,229
                                     ===========   ===========  ============   ============

                          See notes to consolidated financial statements

                          UNI-MARTS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                     THREE QUARTERS ENDED
                                                     July 2,       July 3,
                                                      1998           1997
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others          $201,654,328   $261,985,907
 Cash paid to suppliers and employees            ( 194,344,142) ( 255,224,744)
 Net receipts for sales and purchases
  of trading equity securities                         831,886              0
 Dividends and interest received                        62,168         35,931
 Interest paid (net of capitalized interest
  of $0 and $57,400)                             (   3,737,095) (   3,163,046)
 Income taxes received                               2,244,393      1,867,325
                                                  ------------   ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES        6,711,538      5,501,373

CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets                5,483,802        179,654
 Purchase of property, equipment and
  improvements                                   (   2,192,161) (  10,650,294)
 Payments for purchases of available-for-sale
  securities                                                 0  (     183,667)
 Note receivable from officer                           59,924  (     809,674)
 Cash advanced for intangible and other
  assets                                         (     258,000) (     311,105)
 Cash received for intangible and other
  assets                                               375,184        143,769
                                                  ------------   ------------
    NET CASH PROVIDED (USED) IN INVESTING
     ACTIVITIES                                      3,468,749  (  11,631,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Payments) borrowings on revolving credit
  agreement                                      (  10,000,000)     3,000,000
 Additional long-term borrowings                    34,266,686     10,000,000
 Borrowings on credit line                           5,500,000              0
 Principal payments on debt                      (  42,461,983) (   3,301,656)
 Purchases of treasury stock                     (      49,285) (     354,905)
 Proceeds from issuance of common stock                738,500              0
 Dividends paid to stockholders                              0  (     398,173)
                                                  ------------   ------------
    NET CASH (USED) PROVIDED BY FINANCING
     ACTIVITIES                                  (  12,006,082)     8,945,266
                                                  ------------   ------------
NET (DECREASE) INCREASE IN CASH                  (   1,825,795)     2,815,322

CASH:
 Beginning of period                                 5,993,388      1,207,929
                                                  ------------   ------------
 End of period                                    $  4,167,593   $  4,023,251
                                                  ============   ============


                          UNI-MARTS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (Unaudited)

                                                     THREE QUARTERS ENDED
                                                     July 2,       July 3,
                                                      1998          1997
                                                   ----------    ----------
RECONCILIATION OF NET EARNINGS (LOSS) TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:

NET EARNINGS (LOSS)                               ($  572,033)  ($2,195,882)

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                     4,791,897     5,506,179
  Net unrealized holding loss on trading
   securities                                         129,673             0
  Gain on sale of trading equity securities       (   110,744)            0
  Gain on sale of available-for-sale securities             0   (     3,001)
  (Gain) loss on sale of capital assets and other (     6,350)      235,603
  Cumulative effect of accounting change                    0     1,468,140
  Changes in assets and liabilities:
   (Increase) decrease in:
    Trading equity securities                         383,580             0
    Accounts receivable                               874,926   (   643,792)
    Tax refunds receivable                          1,772,937             0
    Inventories                                     4,864,242   ( 2,716,807)
    Prepaid expenses                              (   131,017)  (   500,554)
   Increase (decrease) in:
    Accounts payable and accrued expenses         ( 5,331,784)    2,886,098
    Deferred income taxes and other
     liabilities                                       46,211     1,465,389
                                                   ----------    ----------
     TOTAL ADJUSTMENTS TO NET EARNINGS (LOSS)       7,283,571     7,697,255
                                                   ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $6,711,538    $5,501,373
                                                   ==========    ==========


















                  See notes to consolidated financial statements

                    UNI-MARTS, INC. AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

A. FINANCIAL STATEMENTS:

   The consolidated balance sheet as of July 2, 1998, the consolidated statements of operations and the consolidated statements of cash flows for the three quarters ended July 2, 1998 and July 3, 1997 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at July 2, 1998 and the results of operations and cash flows for all periods presented have been made.

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


B. CHANGE IN ACCOUNTING METHOD:

   In fiscal year 1997, the Company changed its method of valuing its merchandise inventories. The Company formerly valued its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method utilizing a single category of merchandise. The Company now values its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method utilizing eight categories of merchandise. This change caused a one-time charge to earnings of $1,468,140, net of the income tax benefit of $725,800. The statements of operations for the first three quarters of fiscal year 1997 have been restated to reflect retroactive application of this change.


C. INTANGIBLE AND OTHER ASSETS:

   Intangible and other assets consist of the following:

                                         July 2,    September 30,
                                          1998          1997
                                       ----------   -------------
   Goodwill                            $5,998,351    $ 5,998,351

   Lease acquisition costs                933,956      1,187,174

   Non-competition agreements                   0      1,213,040

   Other                                1,933,471      2,268,850
                                       ----------    -----------
                                        8,865,778     10,667,415

   Less accumulated amortization        2,798,366      4,034,258
                                       ----------    -----------
                                       $6,067,412    $ 6,633,157
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


D. SHORT-TERM CREDIT FACILITIES:

   In conjunction with its long-term mortgage financing discussed in Footnote F, the Company has a $3.0 million revolving credit facility, a $2.5 million property loan and a $2.7 million letter-of-credit facility. The revolving credit facility and property loan are due on or before June 30, 1999 and bear interest at a floating rate of LIBOR plus 3.25%. The letter-of-credit facility expires on June 30, 1999. At July 2, 1998, borrowings of $5.5 million and a letter of credit of $2.7 million were outstanding under these facilities. On July 7, 1998, $2.0 million of the property loan was repaid. The interest rate was 9.16% at July 2, 1998.


E. LONG-TERM DEBT:
                                                     July 2,      September 30,
                                                      1998             1997
                                                   -----------    -------------
   Mortgage Loan.  Principal and interest will
    be paid in 240 monthly installments beginning
    August 1, 1998.  The interest rate at July 2,
    1998 was 9.08%.                                $34,266,686      $         0

   Term Loan.  Principal on the note was repaid
    in June 1998.                                            0       20,000,000

   Term Loan.  Principal on the note was repaid
    in June 1998.                                            0       16,741,488

   Revolving Credit Agreement.  Principal was
    repaid in June 1998.                                     0       10,000,000

   Senior Notes of the Company.  Principal was
    repaid in February 1998.                                 0        3,736,735

   Mortgage Loans Payable.  Principal and interest
    are paid in monthly installments.  The loan
    expires in 2010.  The interest rate at July 2,
    1998 was 8.5%.                                     222,996        2,097,373
                                                   -----------      -----------
                                                    34,489,682       52,575,596
   Less current maturities                             890,596       12,722,649
                                                   -----------      -----------
                                                   $33,599,086      $39,852,947
                                                   ===========      ===========

   The mortgage loans are collateralized by $47,343,400 of property, at cost.

   On June 30, 1998, the Company completed a 20-year mortgage financing with Franchise Finance Corporation of America ("FFCA") pursuant to which the Company received long-term financing of $36.0 million. The Company repaid all of its long-term debt with these funds except for one mortgage with a balance of $223,000. This mortgage is expected to be repaid by September 30, 1998.

   Certain provisions of the loan agreements with FFCA require the Company's maintenance of minimum net worth of $20 million and an aggregate fixed charge ratio of 1.25 : 1. This agreement could possibly restrict the Company's ability to declare and pay dividends on common stock.


F. NEW ACCOUNTING PRONOUNCEMENTS:

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

ITEM 2.
                          UNI-MARTS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:
                                            QUARTER ENDED           THREE QUARTERS ENDED
                                        July 2,      July 3,       July 2,        July 3,
                                         1998         1997          1998           1997
                                      -----------  -----------  ------------   ------------
Revenues:
  Merchandise sales                        59.1%       54.7%        57.7%          53.1%
  Gasoline sales                           39.6        44.5         41.4           46.2
  Other income                              1.3         0.8          0.9            0.7
                                          -----       -----        -----          -----
Total revenues                            100.0       100.0        100.0          100.0
Cost of sales                              73.7        76.6         73.3           75.4
                                          -----       -----        -----          -----
Gross profit:
  Merchandise (as a percentage of
   merchandise sales)                      35.2        32.5         35.8           35.5
  Gasoline (as a percentage of
   gasoline sales)                         10.7        11.0         12.3           10.9

Total gross profit                         26.3        23.4         26.7           24.6

Costs and expenses:
  Selling                                  19.0        18.3         20.6           19.6
  General and administrative                2.4         1.9          2.4            2.1
  Depreciation and amortization             2.5         2.0          2.4            2.1
  Interest                                  1.4         1.2          1.5            1.2
                                          -----       -----        -----          -----
Total expenses                             25.3        23.4         26.9           25.0

Earnings (loss) before income taxes,
 extraordinary item and cumulative
 effect of accounting change                1.0         0.0       (  0.2)        (  0.4)
Income taxes                                0.4         0.0          0.0         (  0.1)
                                          -----       -----        -----          -----
Earnings (loss) before cumulative
 effect of accounting change                0.6         0.0       (  0.2)        (  0.3)
Extraordinary item-loss from debt
 extinguishment, net of income tax
 benefit                                 (  0.4)        0.0       (  0.1)           0.0
Cumulative effect of accounting change,
 net of income tax benefit                  0.0         0.0          0.0         (  0.6)
                                          -----       -----        -----          -----
Net earnings (loss)                         0.2%        0.0%      (  0.3)%       (  0.9)%
                                          =====       =====        =====          =====
OPERATING DATA (CONVENIENCE STORES ("C-STORES") ONLY):
 Average, per store, for stores open two
  full comparable periods:
   Merchandise sales                  $   128,481  $   130,938  $    359,829   $    356,996
   Gasoline sales                     $   122,127  $   148,750  $    360,200   $    428,426
   Gallons of gasoline sold               145,739      146,173       403,594        405,904
 Total gallons of gasoline sold        29,591,815   39,519,636    90,973,473    112,685,858
 Gross profit per gallon of
  gasoline                            $     0.088  $     0.112  $      0.109   $      0.114

 C-Stores at beginning of period              272          398           384            405
 C-Stores added                                 0            0             0              2
 C-Stores closed                                9            4           119             10
 C-Stores converted to Choice
  locations                                     0            6             2              9
 C-Stores at end of period                    263          388           263            388

 Company-operated stores                      249          356           249            356
 Franchisee-operated stores                    14           32            14             32
 Choice Cigarette Discount Outlets             20           13            20             13
 Locations with self-service gasoline         207          301           207            301


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


QUARTERS ENDED JULY 2, 1998 AND JULY 3, 1997
--------------------------------------------
Total revenues in the quarter ended July 2, 1998 were $63.3 million, a decline of $28.7 million, or 31.2%, from total revenues in the same quarter of fiscal year 1997. This decline is largely the result of 125 fewer convenience stores in operation at July 2, 1998, 105 of which were formerly leased from Getty Petroleum Corp. ("Getty") and 14 of which were converted to Choice Cigarette Discount Outlets ("Choice"). The Company operated 20 Choice stores at July 2, 1998, and merchandise sales discussed herein include sales of tobacco products at these locations. Merchandise sales declined by $12.9 million, or 25.7%, to $37.4 million in the third quarter of fiscal year 1998 compared to $50.3 million in the third quarter of fiscal year 1997, primarily as a result of fewer stores in operation. Gasoline sales declined by $15.8 million due to lower volumes from fewer stores in operation as well as a significant decrease in the average retail price per gallon sold. Other income increased by $91,000.

Gross profits on merchandise sales declined due to the lower level of merchandise sales, but at a lesser rate due to a 2.7% increase in the gross profit rate on those sales. In the third quarter of fiscal year 1998, gross profits on merchandise sales were $13.2 million compared to $16.4 million in the corresponding quarter of the prior fiscal year, a decrease of $3.2 million, or 19.4%. Gross profits on gasoline sales declined $1.8 million, or 40.4%, due primarily to the sale of 9.9 million fewer gallons of gasoline at 94 fewer stores as well as lower gross profits per gallon sold.

Selling expenses decreased $4.8 million, or 28.4%, in the third quarter of fiscal year 1998 compared to the third quarter of fiscal year 1997 due to fewer stores in operation. General and administrative expense declined by $232,000, or 13.4%, largely as a result of previous staffing reductions and other cost-cutting measures. Depreciation and amortization expense declined by $310,000, or 16.5%, reflecting fewer stores in operation. Interest expense declined by $227,000, or 20.4%, due largely to lower borrowing levels in the third quarter of fiscal year 1998 compared to the third quarter of fiscal year 1997.

Earnings before income taxes, an extraordinary item and cumulative effect of accounting change were $658,000 in the third quarter of fiscal year 1998 compared to earnings of $7,000 in the third quarter of fiscal year 1997. Earnings before the extraordinary item and the cumulative effect of accounting change were $376,000, or $0.06 per share, in the quarter ended July 2, 1998 compared to earnings of $4,000, or $0.00 per share, in the quarter ended
July 3, 1997. In the third quarter of fiscal year 1998, the Company incurred an extraordinary loss from debt extinguishment of $244,000, net of income tax benefit of $126,000. Net earnings were $132,000, or $0.02 per share, in the quarter ended July 2, 1998 compared to net earnings of $4,000, or $0.00 per share in the quarter ended July 3, 1997.


THREE QUARTERS ENDED JULY 2, 1998 AND JULY 3, 1997
--------------------------------------------------
Total revenues in the first three quarters of fiscal year 1998 declined $61.3 million, or 23.3%, from total revenues in the same period of fiscal year 1997. This decrease resulted from the operation of 125 fewer convenience stores, 105 of which were leased from Getty and seven of which were converted to Choice. The Company operated 20 Choice stores at July 2, 1998, and merchandise sales discussed herein include sales at these locations. Merchandise sales declined $23.2 million, or 16.6%, in the first three quarters of fiscal year 1998 compared to the first three quarters of fiscal year 1997 primarily due to fewer stores in operation. Merchandise sales at comparable stores increased by 0.8%. The sale of 21.7 million fewer gallons of gasoline at the Company's stores and a decline of $0.16 in the average retail price per gallons sold caused a decline of $38.0 million in gasoline sales in the first three quarters of fiscal year 1998 compared to the corresponding period of fiscal year 1997. Other income declined $62,000.

In the first three quarters of fiscal year 1998, gross profits on merchandise sales were $41.6 million compared to $49.5 million in the same period of fiscal year 1997, a decline of $7.9 million, or 15.9%. This decline is largely the result of lower merchandise sales. Gross profits on gasoline sales declined by $2.9 million, or 22.0%, primarily as the result of fewer gallons sold.

Selling expenses were $41.5 million in the first three quarters of fiscal year 1998 compared to $51.6 million in the first three quarters of fiscal year 1997. This decline of $10.1 million, or 19.7%, is primarily due to fewer stores in operation. General and administration expense declined by $590,000, or 10.8%, largely as a result of staff reductions. Depreciation and amortization expense declined by $714,000, or 13.0%, reflecting fewer stores in operation. Interest expense declined by $91,000, or 2.9%, in the first three quarters of fiscal year 1998 due to lower borrowing levels.

In the first three quarters of fiscal year 1998, the Company incurred a loss before income taxes, an extraordinary item and cumulative effect of accounting change of $406,000 compared to a loss of $1,121,000 in the same period of fiscal year 1997. In the same periods, the Company recorded an income tax benefit of $78,000 in fiscal year 1998 and $393,000 in fiscal year 1997. The disproportionate provision in fiscal year 1998 reflects an adjustment to deferred tax assets. In the three quarters ended July 2, 1998, the Company recorded a loss of $328,000, or $0.05 per share, before the extraordinary item and cumulative effect of an accounting change compared to a loss in the same period of fiscal year 1997 of $728,000, or $0.11 per share. In fiscal year 1998, the Company incurred an extraordinary loss from debt extinguishment of $244,000, net of income tax benefit of $126,000. As the result of an accounting change, in fiscal year 1997 the Company recorded a charge to earnings of $1,468,000, net of income tax benefit of $726,000. Operating results for the first three quarters of fiscal 1997 have been restated to reflect the retroactive application of this change. The Company recorded a net loss of $572,000, or $0.09 per share, in the first three quarters of fiscal year 1998 compared to a loss of $2,196,000, or $0.33 per share, for the same period of fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash to acquire and construct new stores and renovate existing locations.

The Company recently completed a debt refinancing with Franchise Finance Corporation of America ("FFCA"). This refinancing includes $36.0 million of long-term mortgages, a $3.0 million revolving line of credit, $2.5 million in short-term property loans and a $2.7 million letter-of-credit facility. The $36.0 million mortgage facility will be amortized over 20 years and the short-term facilities and letter-of-credit facility are available until June 30, 1999. The property loans were used to provide funds on an interim basis until two parcels of real estate are sold. The sale of one parcel was completed in July 1998 and $2.0 million of the property loan was repaid. Capital requirements for debt service and capital leases in the next twelve months are approximately $6.5 million, of which $2.0 million was paid in July 1998. Another $500,000 will be repaid upon the closing of a second real estate sale which is under a written agreement.

Through the long-term mortgage financing discussed above, the Company has completed a matching of appropriate term financing with its long-term operating assets. The Company is currently negotiating with various lenders to secure equipment financing and to establish more appropriate short-term credit and letter-of-credit facilities. Capital expenditure plans for fiscal year 1999 will be finalized upon completion of operational budgets and financing commitments for new stores. Funds for renovations of stores and equipment replacement will be supplied from available cash from operations. Management believes that cash presently available, cash generated from operations and new short-term financing will be sufficient to fulfill its cash requirements for the foreseeable future.


YEAR 2000 COMPLIANCE:

An internal review has been conducted by the Company of all software used in its data processing equipment to determine its exposure, if any, to the "year 2000 problem." Any problems detected have been corrected or will be corrected within the next fiscal year. This problem may cause significant difficulties with the electronic processing of information in the year 2000 and subsequent years due to the inability of many computer programs to differentiate between the years 1900 and 2000. Based on its review, the Company believes the incremental costs to make the necessary corrections to prevent such difficulties will not have a material effect on the Company's consolidated financial statements.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Uni-Marts, Inc. was held on June 18, 1998 at which the following matters were voted upon:

     (1) Election of two directors to serve until the Annual Meeting of Stockholders in 2001.

     (2)  Ratification of the appointment of independent auditors.

The results of the votes on the matters considered at the Annual Meeting of Stockholders are set forth below:

Election of Directors:

                           Votes       Votes         Broker
                           "For"     "Withheld"     Non-Votes
                         ---------   ----------     ---------
J. Kirk Gallaher         4,849,033     868,359          0
Stephen B. Krumholz      4,847,333     870,059          0


Ratification of appointment of independent auditors:

                           Votes        Votes         Votes      Broker
                           "For"     "Withheld"     "Abstain"   Non-Votes
                         ---------   ----------     ---------   ---------
                         4,855,470     860,279        1,644         0


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

     10.3 Form of Indemnification Agreement between Uni-Marts, Inc. and each of its Directors (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 25, 1988 Annual Meeting of Stockholders and incorporated herein by reference thereto).

     10.4    Uni-Marts, Inc. Deferred Compensation Plan (Filed as Exhibit
             10.8 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1990 and incorporated herein by reference thereto).

     10.5 Uni-Marts, Inc. Annual Bonus Plan (Filed as Exhibit 10.8 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

     10.6 Uni-Marts, Inc. Performance Unit Plan (Filed as Exhibit 10.9 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

     10.7 Composite copy of Change in Control Agreements between Uni-Marts, Inc. and its executive officers (Filed as Exhibit
             10.10 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

     10.8 Uni-Marts, Inc. 1996 Equity Compensation Plan (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 22, 1996 Annual Meeting of Stockholders and incorporated herein by reference thereto).

     10.9 Amended and Restated Note between Henry D. Sahakian and Uni-Marts, Inc. dated January 7, 1998 (Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended September 30, 1997 and incorporated herein by reference thereto).

     10.10 Loan Agreement between FFCA Acquisition Corporation and Uni-Marts, Inc. dated June 30, 1998.

     10.11 Revolving Loan Agreement between FFCA Acquisition Corporation and Uni-Marts, Inc. dated June 30, 1998.

     10.12 Property Loan Agreement between FFCA Acquisition Corporation and Uni-Marts, Inc. dated June 30, 1998.

     11      Statement regarding computation of per share earnings (loss).

     27      Financial Data Schedule.


(b)   REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended July 2, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Uni-Marts, Inc.
                                     -------------------------------------
                                                (Registrant)


                                      /S/ HENRY D. SAHAKIAN
Date August 14, 1998                 -------------------------------------
     -----------------               Henry D. Sahakian
                                     Chairman of the Board
                                     (Principal Executive Officer)


                                      /S/ J. KIRK GALLAHER
Date August 14, 1998                 -------------------------------------
     -----------------               J. Kirk Gallaher
                                     Executive Vice President, Director
                                     and Chief Financial Officer
                                     (Principal Accounting Officer)
                                     (Principal Financial Officer)

                    UNI-MARTS, INC. AND SUBSIDIARY
                            EXHIBIT INDEX



Number      Description                                      Page(s)

10.10       Loan Agreement between FFCA Acquisition
            Corporation and Uni-Marts, Inc.                   19-47

10.11       Revolving Loan Agreement between FFCA
            Acquisition Corporation and Uni-Marts, Inc.       48-75

10.12       Property Loan Agreement between FFCA
            Acquisition Corporation and Uni-Marts, Inc.       76-96

 11         Statement regarding computation of per
            share earnings (loss).                            97-98

 27         Financial Data Schedule.                           99