Form 10-K405
period 1998-09-30
UNI MARTS INC
filed 1998-12-24
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  September 30, 1998
                          -----------------------------------------------------
                                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------
Commission file number                         1-11556
                      ---------------------------------------------------------
                                   UNI-MARTS, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)
           Delaware                                            25-1311379
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

477 East Beaver Avenue, State College, PA                       16801-5690
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)
Registrant's telephone number, including area code       (814) 234-6000
                                                   ----------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange on
      Title of each class                               which registered
      -------------------                           ------------------------
   Common Stock, $.10 Par Value                     American Stock Exchange
   ----------------------------                --------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                                    None
-------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                               -----      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock which consists solely of shares of common stock held by non-affiliates of the registrant as of December 1, 1998, computed by reference to the closing sale price of the registrant's common stock on such date: $17,371,628.

6,867,435 shares of Common Stock were outstanding at December 1, 1998.


                         This Document Contains 80 Pages.

PART I.

ITEM 1.  BUSINESS.

COMPANY OVERVIEW

Uni-Marts, Inc. (the "Company" or "Uni-Marts") is an independent operator of convenience stores and discount tobacco stores. At September 30, 1998, the Company operated 256 convenience stores and 20 Choice Cigarette Discount Outlets ("Choice") stores in Pennsylvania, New York, Delaware, Maryland and Virginia, of which 196 convenience stores and ten Choice Stores sold gasoline. See "Business - Merchandising and Marketing." Most of the stores are located in small towns and rural locations where costs of operation are generally lower than in urban areas. Most Company stores located in urban and suburban areas have been acquired and are generally leased on a long-term basis.

In December 1997, the Company ended its relationship with Getty Petroleum Corp. and its affiliates (collectively, "Getty") by terminating leases and subleases and a gasoline supply agreement pursuant to which the Company previously purchased substantially all of its gasoline. The Company returned control of 105 stores to Getty in December 1997 and January 1998. The Company currently purchases gasoline for 31 locations from Exxon and Mobil and for 173 locations from other independent suppliers. Gasoline is sold at two locations on a commission basis.

The size of the Company's stores generally ranges from approximately 1,200 to 3,300 square feet, with newly constructed stores generally having over 3,000 square feet. The Company's largest location is 10,000 square feet in size. Typically, the stores offer a complete line of over 3,000 popular consumer items. In addition, the Company offers products designed to increase store traffic, such as branded fast foods, as well as services, including lottery tickets, free check cashing and automated teller machines ("ATMs").

Certain statements contained in this report are forward looking. Although Uni-Marts believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include general economic, business and market conditions, volatility of gasoline prices, merchandise margins, customer traffic, weather conditions, labor costs and the level of capital expenditures. See "Management Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements."

The Company commenced its convenience store operations in 1972 and was incorporated in Delaware in 1977. In 1986, the Company's shares were distributed in a tax-free spin-off to the holders of the stock of Unico Corporation, formerly the Company's parent. The Company's executive offices are located at 477 East Beaver Avenue, State College, PA 16801-5690, and its phone number is (814) 234-6000.


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

The convenience store industry is extremely fragmented. Currently, there are many external forces exerting pressure on owners of independent and small convenience store chains. One of the major forces is the need to comply with environmental regulations for underground storage tanks. The large capital expenditures required to comply with environmental regulations are also affecting many operators of gasoline service stations. As a result of these forces, there have been and continue to be significant opportunities for consolidation in the industry.

Recent competitive trends across many retail sectors are having a positive influence on the convenience store industry as it changes the typical convenience store's merchandise mix in reaction to market conditions and customer preferences. In addition, convenience stores compete not only with other convenience stores, but with gasoline distributors which have converted retail outlets to convenience stores. To compete for a broader customer base, convenience stores are adding prepared foods and new services and improving store layouts to attract new customers. As consumer preferences and government regulations put pressure on tobacco sales, convenience store operators are improving gasoline dispensing facilities and installing branded fast-food outlets and ATMs. In addition, many convenience store operators have aggressively closed or remodeled underperforming stores.


STRATEGY

The Company's strategy is to enhance current operations by increasing customer traffic, sales volume and profit margins. Key elements of the Company's strategy include the following:

     FOCUS ON CUSTOMERS. We have undertaken several initiatives to enhance product delivery to our customers. We have improved our ordering and forecasting process to guarantee that appropriate products are always available to our customers and revitalized product assortment and display. The Company's convenience stores now offer freshly ground and freshly brewed coffee and have introduced a variety or pastry products baked daily in the stores. We are striving to improve the image of our stores to give them a clean, uncluttered appearance. Employee response to customers is being enhanced through proper staffing levels and employee training. We are instilling in our employees a result-oriented focus and a commitment to a high level of performance.

     ENHANCEMENT OF RETAIL GASOLINE OPERATION. We have evaluated gasoline supply contracts and also established our own brand of gasoline. Major oil companies continue to supply some of our stores, but development of a Company brand has allowed the Company to utilize new exterior imaging for our stores and given the Company more flexibility in the purchasing process to provide greater benefits to our customers. In addition, the upgrading of our gasoline-dispensing equipment provides our customers with quicker and safer dispensing facilities and more flexibility in their method of payment.

     FOCUS ON RURAL AND SMALL-TOWN LOCATIONS. Most of the Company's stores are located in small towns and rural locations where costs of operation and levels of competition are generally lower than in urban markets. The Company's stores in these rural markets often serve as the community's "general store," providing the convenience of one-stop shopping for customers. As a result, the Company is able to provide a wide range of services and products at favorable margins. In addition, there tends to be less employee turnover at the Company's rural and small-town stores.

     ENHANCE BRANDED FAST-FOOD UNITS. The Company has added fast-food units such as Blimpie Subs and Salads, Burger King and Arby's to certain stores. The Company believes that the recognition associated with these names increases foot traffic and attracts new customers. At September 30, 1998, the Company was operating 49 branded fast-food units within its stores, including 31 Blimpie Subs and Salads, 8 Arby's, 6 Burger Kings, 2 Taco Makers, 1 Fox's Pizza and 1 Manhattan Bagel. Although the Company did not add fast-food units in fiscal year 1998, the Company expects to continue to improve the profitability of these fast-food units by emphasizing employee training and tighter cost controls. As a licensed subfranchisor, the Company has also franchised 26 Blimpie Subs and Salads units with third parties.

     OFFER ADDITIONAL TRAFFIC ENHANCING SERVICES. The Company offers various services at its stores, including the sale of lottery tickets, money orders and prepaid telephone cards and free check cashing. In addition, the Company installed ATMs at 125 locations during the last three fiscal years. The Company believes that the addition of these ATMs will serve to increase merchandise and gasoline sales.

     CONVERSION OF UNDERPERFORMING OR CLOSED STORES. The Company has converted 20 locations to Choice Stores to enhance the profitability of these locations. The Company will convert other locations as conditions warrant.


MERCHANDISING AND MARKETING

The Company's merchandising and marketing programs are designed to promote convenience through store location, hours of operation, parking, customer service, product selection and checkout procedures. Store hours are intended to meet customer needs and the characteristics of the community in which each store is located. Approximately 85% of the Company's convenience stores are open 24 hours per day, while the majority of the remaining stores are open from 6:00 a.m. to 12:00 midnight. The Company's goal is to have 24-hour service at all of its convenience store locations. To alleviate checkout congestion, most of the Company's products and services are sold on a self-service basis. Most Company stores provide parking for customers.

Uni-Marts has a merchandising and marketing department which develops and implements promotional and advertising programs, sometimes in conjunction with suppliers. In addition, the Company recently retained a marketing and communications firm experienced in the convenience store industry. Television, radio, billboard and newspaper advertisements are used to promote the Company's name and image. The Company maintains an employee training program which emphasizes the importance of service to customers and the development of merchandising and marketing skills for its store managers and store personnel.

     CONVENIENCE STORE MERCHANDISE SALES. The Company's stores offer dry grocery items, health and beauty aids, newspapers and magazines, dairy products, candy, frozen foods, beverages, tobacco products, delicatessen foods, fountain drinks and freshly-ground coffee and cappuccino products. In recent years, the Company has emphasized new merchandise sales such as prepared foods and branded fast foods to increase sales volume and customer traffic. In addition, the Company continues to add customer services, such as ATMs, prepaid telephone cards, free check cashing and lottery ticket and money order sales, all of which are designed to increase customer traffic. Many stores also offer a variety of prepared and self-service fast foods, including freshly made sandwiches, hot dogs, pizza, fried chicken, fresh baked goods, nachos and soups.

In fiscal year 1994, as part of its strategy to increase sales of branded fast foods, the Company entered into an agreement with Blimpie International ("Blimpie") to become an area developer (franchisor) for Blimpie Subs and

Salads restaurants in Pennsylvania and western New York. The Company presently operates 31 Blimpie locations and has franchised 26 locations with third parties. The Company receives a commission on these franchise sales.

     CONVENIENCE STORE GASOLINE SALES. Convenience store operations and merchandise sales are enhanced by self-service gasoline facilities, which the Company plans to include in as many new locations as possible and to add to existing stores where feasible. Sales of gasoline products at the Company's stores are affected by wholesale and retail price volatility, competition and marketing decisions. At September 30, 1998, the Company had 206 locations offering gasoline, with 132 of these locations also offering kerosene.

The Company offers Exxon gasoline at 21 locations, Mobil gasoline at 10 locations and Uni-Mart branded gasoline at 173 locations. Two locations sell branded gasoline on a commission basis.

     CHOICE CIGARETTE DISCOUNT OUTLETS. During fiscal year 1998, the Company converted two underperforming convenience store locations to discount tobacco stores operating under the name of Choice Cigarette Discount Outlet ("Choice"). At September 30, 1998, the Company operated 20 Choice stores, with ten of these locations offering unleaded gasoline. The Company expects to sell gasoline at converted locations if gasoline was sold there prior to conversion. Other convenience store locations will be converted if conditions warrant. In general, profitability has improved at locations converted to Choice stores.


COMPANY OPERATIONS

      STORE MANAGEMENT. Each Company-operated store is managed by a store manager. All Company stores are divided into groups of approximately eight stores by geographic area. Each group is managed by a store supervisor. A regional manager is responsible for a number of groups and their store supervisors. The regional managers report directly to the Senior Vice President, Operations, who oversees the day-to-day operations of the stores. Managers, supervisors and regional managers are compensated in part through incentive programs which provide for quarterly bonuses based primarily on increased profitability of the stores. The number of full-time and part-time employees per store depends on the sales volume of the store and its hours of operation.

     FRANCHISES. At September 30, 1998, the Company had eleven franchise stores which operate under various franchise agreements. Under all franchise agreements, the franchisee pays a royalty, which varies depending upon the agreement and whether the Company or the franchisee owns the convenience food store equipment. The royalty is based on the store's merchandise sales volume.

As part of its services to ten franchise locations, the Company provides accounting services, merchandising and advertising assistance, store layout and design guidance, supplier and product selection and ongoing operational assistance. These franchisees are required to use the same internal control systems that the Company uses for the stores it operates. The Company does not provide these services for one franchise location. The Company has periodically closed franchised stores and does not intend to grant new franchises except in connection with new acquisitions or in other special circumstances.


SEASONALITY

The Company's business generally has been subject to moderate seasonal influences with higher sales in the third and fourth quarters of each fiscal year, since customers tend to purchase more convenience items and gasoline during the warmer months. Due to adverse weather conditions, merchandise sales for the second fiscal quarter have generally been lower than other quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality and Unaudited Quarterly Results."


DISTRIBUTION AND SUPPLY

All stores are serviced at least weekly by vendors. The Company does not distribute products to its stores itself. In order to minimize costs and facilitate deliveries, the Company utilizes a single wholesale distributor for most in-store merchandise, pursuant to a six-year supply agreement. The Company believes that it could easily replace this distributor with one or more other distributors. Certain products, such as bakery items, dairy products, snacks, soft drinks, magazines and perishable products, are distributed by wholesale route salespeople. As part of the sale of its dairy operation in 1994, the Company entered into a 10-year supply agreement with the purchaser which provides for the Company's purchase of all dairy products sold at most of its Pennsylvania stores. The Company has entered into 10-year gasoline supply agreements with Exxon and Mobil for stores that sell approximately 28% of the Company's gasoline volume. Gasoline is purchased for the remaining stores from various suppliers. A gasoline shortage, although unlikely, could adversely affect the Company's ability to sell gasoline at these locations.


MANAGEMENT CONTROLS AND INFORMATION SYSTEMS

The Company has developed an internal automation system which includes point-of-sale ("POS") scanning. The system is designed to improve the timeliness and accuracy of management information, reduce paperwork at the store level and enhance cash, pricing and inventory controls. As of September 30, 1998, installation of this new POS scanning system was completed in 30 of the Company's convenience stores and 20 Choice stores. The system is still being modified and will be added to additional stores when modifications are completed.

The Company utilizes its current computer systems for inventory and accounting control, financial record-keeping and management reporting, allowing management to monitor and evaluate store operations. The Company's computer systems are also programmed to identify variances from budgeted amounts by store on a monthly and year-to-date basis. In addition, profit and loss statements by store compare the current year's results for the month and year-to-date to the previous year's comparable periods.

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

The Company believes that its automated accounting and inventory control systems provide the information required for management decisions and expense control. An internal review is being conducted by the Company of all software used in its data processing equipment to determine its exposure, if any, to the "year 2000 problem." This problem may cause significant difficulties with the electronic processing of information in the year 2000 and subsequent years due to the inability of many computer programs to differentiate between the years 1900 and 2000. Based on its review, the Company believes the incremental costs to make the necessary corrections to prevent any such difficulties will not have a material effect on the Company's consolidated financial statements. See

"Management's Discussion and Analysis of Financial Condition and Results of Operation--Impact of the Year 2000 "Y2K" Problem."

The Company believes that its existing and planned systems and controls can accommodate significant expansion in the number of Company stores.


COMPETITION

The convenience store industry is highly competitive, fragmented and regionalized. It is characterized by a few large companies, some medium-sized companies, such as the Company, and many small independent companies. Several competitors are substantially larger and have greater resources than the Company. The Company's primary competitors include national chains such as A-Plus and 7-Eleven and regional chains such as Sheetz, WaWa, Stop-N-Go, Convenient Food Mart, Turkey Hill, Coastal and Co/Go. The Company also competes with other convenience stores, small supermarkets, grocery stores and major and independent gasoline distributors who have converted units to convenience stores.

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

Management believes that the Company is currently in material compliance with all applicable federal and state laws and regulations. In the last ten years, the Company has spent substantial amounts of money to upgrade its underground storage tanks to meet the applicable standards and requirements. The Company will terminate gasoline operations at two locations and remove the underground storage tanks in fiscal year 1999. The Company does not expect expenditures in fiscal year 1999 to maintain compliance at its other locations to have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company has adopted a program to ensure that new gasoline installations comply with federal and state regulations and that existing locations are upgraded if required under these regulations.

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

A significant portion - approximately 29% - of the Company's merchandise sales is derived from the sale of tobacco products at its convenience stores and Choice Stores. If the government were to impose significant regulations or restrictions on the sale of tobacco products, it could have a material adverse effect on the Company.

Management believes that the Company is currently in material compliance with all applicable federal and state laws and regulations.


TRADEMARKS

The name "UNI-MART" and the Company's UNI-MART logo were registered with the U.S. Patent and Trademark Office as of May 13, 1997, and are owned by and licensed from Uni-Marts of America, Inc., a wholly owned subsidiary of the Company.


EMPLOYEES

As of September 30, 1998, the Company had approximately 2,100 employees, approximately 950 of whom were full-time. The Company believes that its employee relations are good. None of the Company's employees are covered by a collective bargaining agreement.


ITEM 2.  PROPERTIES.

The following table sets forth certain information with respect to administrative and storage facilities owned or leased by the Company as of September 30, 1998:

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

Of the Company's 256 convenience store locations, 123 are owned by the Company, 8 are leased from affiliated parties and 125 are leased from unaffiliated parties. Most leases are for initial terms of five to ten years with renewal terms of five years available at the Company's option. Under most leases, the Company is responsible for the payment of insurance, taxes and maintenance. Of the leased locations, 11 are subleased to franchisees. Of the Company's 20 discount tobacco locations, six are owned by the Company, one is leased from an affiliated party and 13 are leased from unaffiliated parties. The Company also owns five gasoline service stations which are leased to unaffiliated operators. As of September 30, 1998, the Company had no stores under construction.

The Company's store leases expire as follows:

                  Fiscal year of
               lease expiration (1)     Number of facilities
               --------------------     --------------------
                  1999                            8
                  2000                           10
                  2001                           11
                  2002                            8
                  2003 and later                110

--------------
(1) Most of the Company's leases have one or more renewal options at an agreed upon rental or fair market rental at the end of their initial terms.

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


ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

The Company's Common Stock is listed on the American Stock Exchange under the symbol "UNI." The transfer agent and registrar for shares of the Company's

Common Stock is ChaseMellon Shareholder Services, L.L.C., Ridgefield Park, New Jersey. As of December 1, 1998, the Company had 6,867,435 shares of its Common Stock outstanding.

Set forth below is a table which shows the high and low sale prices as reflected on the American Stock Exchange and dividends paid on Common Stock for each quarter in the two most recent fiscal years.

                               FIRST    SECOND      THIRD     FOURTH
                              QUARTER   QUARTER    QUARTER    QUARTER
                              -------   -------    -------    -------
1998

Cash Dividends per share       $.00      $.00       $.00       $.00

Price Range:
     High                      5 1/2     5 1/4      4 9/16     3 7/8
     Low                       3 1/2     3 1/2      3 3/8      2 5/8


1997

Cash Dividends per share       $.03      $.03       $.00       $.00

Price Range:
     High                      8 1/4     5 13/16    5 3/8      5 3/4
     Low                       5 5/8     5 1/8      4 3/4      4 1/8

In April 1997, the Company's Board of Directors elected to temporarily suspend the quarterly dividends on its Common Stock. The dividend will be considered for reinstatement upon the Company's return to profitability. However, there can be no assurance of future dividends because they are dependent not only on future earnings, but also capital requirements and financial condition. Certain of the Company's debt agreements require the Company to maintain a minimum net worth of $20 million, which could possibly restrict the Company's ability to pay dividends on its Common Stock in the future.

At December 1, 1998, the Company had approximately 367 stockholders of record of Common Stock. The Company believes that approximately 45 percent of its Common Stock is held in street or nominee names.

     ITEM 6.  SELECTED FINANCIAL DATA.

                           SELECTED CONSOLIDATED FINANCIAL DATA
          (In thousands, except per share, per gallon and number of stores data)
     The following table of selected consolidated financial data of the Company, except for Operating Data and pro forma information, has been derived from the financial statements and related notes of the Company which have been audited by Deloitte &
     Touche LLP, Independent Auditors, as indicated in their report relating to the fiscal years ended September 30, 1998, 1997 and 1996, included elsewhere in this report.  The data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.
                                             Fiscal Year Ended September 30,
                                         1998        1997       1996       1995       1994
                                       --------    --------   --------   --------   --------
Statements of Operations Data: (1)
 Sales and other income by the
  Company and its franchisees:
   Merchandise sales                   $154,097    $188,936   $182,482   $180,343   $181,331
   Gasoline sales                       109,425     160,701    148,829    143,690    132,215
   Dairy sales                                0           0          0          0     10,495
   Other income                           2,847       2,563      2,501      2,978      2,575
                                       --------    --------   --------   --------   --------
      Total                             266,369     352,200    333,812    327,011    326,616
 Cost of sales                          194,704     267,325    247,458    240,164    239,751
                                       --------    --------   --------   --------   --------
 Gross profit                            71,665      84,875     86,354     86,847     86,865
 Selling                                 54,267      69,271     65,823     64,416     65,904
 General and administrative               6,981       8,181      6,971      6,915      6,462
 Depreciation and amortization            6,388       7,339      6,058      5,533      5,660
 Interest                                 4,042       4,234      2,854      3,323      3,297
 Provision for loss on disposal               0       1,625          0          0          0
 Provision for asset impairment             352       1,063          0          0          0
                                       --------    --------   --------   --------   --------
 Earnings (loss) before income taxes,
  extraordinary item and cumulative
  effect of accounting change         (     365)  (   6,838)     4,648       6,660     5,542
Income tax provision (benefit)        (     237)  (   2,262)     1,677      2,506     1,877
                                       --------    --------   --------   --------   --------
Earnings (loss) before extraordinary
  item and cumulative effect of
  accounting change                   (     128)  (   4,576)     2,971      4,154      3,665
 Extraordinary item-loss from debt
  extinguishment, net of income tax
  benefit of $126                     (     244)          0          0          0          0
 Cumulative effect of accounting
  change, net of income tax benefit
  of $726 (1)                                 0   (   1,468)         0          0          0
                                       --------    --------   --------   --------   --------
 Net earnings (loss)                  ($    372)  ($  6,044)  $  2,971   $  4,154   $  3,665
                                       ========    ========   ========   ========   ========
 Earnings (loss) per share before
  extraordinary item and cumulative
  effect of accounting change         ($    .02)  ($    .69)  $    .46   $    .66  $    .54
 Loss per share from extraordinary
  item                                (     .03)        .00        .00        .00       .00
 Loss per share from cumulative effect
  of accounting change                      .00   (     .22)       .00        .00       .00
                                       --------    --------   --------   --------  --------
 Net earnings (loss) per share        ($    .05)  ($    .91)  $    .46   $    .66  $    .54
                                       ========    ========   ========   ========  ========
 Dividends per share                   $  .0000    $  .0600   $  .1175   $  .1100  $  .1000
                                       ========    ========   ========   ========  ========
 Weighted average shares outstanding      6,764       6,642      6,509      6,297     6,813
                                       ========    ========   ========   ========  ========

                                             Fiscal Year Ended September 30,
                                         1998        1997       1996       1995       1994
                                       --------    --------   --------   --------   --------
Operating Data (Retail Locations
 Only):
 Average, per store, for stores open
  two full years:
   Merchandise sales                   $     492   $    474   $    456   $    448   $    441
   Gasoline sales                      $     492   $    526   $    492   $    478   $    433
   Gallons of gasoline sold                  566        496        477        468        468
 Gross profit per gallon of gasoline   $    .108   $   .112   $   .120   $   .132   $   .117
 Total gallons of gasoline sold          123,144    150,005    144,059    139,842    139,512

 Number of stores open at year end           256        384        405        414        417
 Stores added                                  0          2          2          3          3
 Stores closed                               126          9         11          6         30
 Stores converted to Choice locations          2         14          0          0          0


Balance Sheet Data:
 Working capital                       $   1,590   $    727   $  1,663   $  2,330   $    981
 Total assets                             95,009    113,594    105,038     95,670     93,036
 Long-term obligations                    34,322     40,386     38,964     33,343     32,954
 Stockholders' equity                     30,040     29,547     36,062     32,579     28,803


(1) In fiscal year 1997, the Company changed its method of calculating ending merchandise inventories under the retail inventory method. The cumulative effect of this accounting change, net of the income tax benefit, was approximately $1.5 million. The pro forma effect as if the accounting change was in effect in each of the years presented is as follows:

                                     Pro Forma for the Year Ended September 30,

                                          1997       1996      1995      1994
                                        --------   --------  --------  --------
       Revenues                         $352,200   $333,812  $327,011  $326,616

       Gross profit                       84,875     85,097    86,629    86,983

       Net earnings (loss)             (   4,576)     2,168     4,018     3,743

       Earnings (loss) per share       (     .69)       .33       .64       .55

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Matters discussed below should be read in conjunction with "Statements of Operations Data" and "Operating Data (Retail Locations Only)" on the preceding pages.

The Company terminated its relationship with Getty Petroleum Corp. ("Getty") and its affiliates during fiscal year 1998. The Company is no longer required to purchase petroleum products from Getty and no longer operates 105 stores which were leased to the Company by Getty. In fiscal year 1998, these stores generated merchandise sales of $9.1 million and sold 7.9 million gallons of gasoline for total sales of $17.7 million. In fiscal year 1997, these stores generated merchandise sales of $44.8 million and sold 38.3 million gallons of gasoline, for total sales of $88.8 million.

Termination of the relationship with Getty permits the Company to purchase petroleum products from a variety of competing sources. The Company sells gasoline at 206 locations, including two locations where gasoline is sold on a commission basis. Branded gasoline is purchased under supply agreements for 31 locations, and unbranded gasoline is purchased from various sources for 173 locations. These arrangements provide for purchases of gasoline at cost levels which are less than those offered by Getty. However, gasoline margins have historically been volatile and there can be no assurance that the Company's gasoline margins will be enhanced by purchasing such products from competitive sources. In addition, the Company has suspended its program of capital expenditures for fast-food installations and currently does not anticipate adding new installations in the near future. The Company expects to improve the operating results of its existing fast-food units.

The Company's revenues are derived primarily from sales of merchandise and gasoline at its convenience and discount tobacco stores. Revenues from both the sale of merchandise and gasoline at the Company's stores declined in fiscal year 1998 due to fewer stores in operation, largely as a result of the termination of the Getty relationship, and lower retail prices for gasoline. However, average annual merchandise sales for stores open two full years increased to $492,000 in fiscal year 1998 from $474,000 in fiscal year 1997 and $456,000 in fiscal year 1996. Average gallons of gasoline sold at the Company's stores open two full years were 566,000 gallons in fiscal year 1998 compared to 496,000 gallons in fiscal year 1997 and 477,000 gallons in fiscal year 1996.

This merchandise sales growth trend is primarily the result of increased sales of branded fast-food items and the addition of in-store traffic enhancing services, such as the sale of lottery tickets, money orders and prepaid telephone cards, and ATMs and free check cashing. Tobacco sales represented approximately 29% of total merchandise sales in each of the last three fiscal years. There has been volatility in selling prices as a result of competition among cigarette manufacturers. Since the Company expects this volatility to continue, it has sought increased sales of other merchandise to offset the uncertainty in cigarette sales.

Convenience stores selling gasoline have been heavily affected by environmental regulations, principally concerning underground storage tanks, which require large capital expenditures in order to achieve compliance. In the late 1980's, the Company began making significant expenditures to meet, and exceed, applicable standards. Management believes that the Company is currently in compliance with all applicable federal and state environmental laws and regulations and expects minimum expenditures in fiscal year 1999 to maintain compliance. In addition, the Company has adopted a program to ensure that new gasoline installations comply with federal and state regulations.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain expense items to total revenues. It should be noted that the primary factors influencing the percentage relationship of cost of sales to revenues are the volatility of gasoline prices and gross profits and a proportional increase in the number of stores selling gasoline. On a percentage basis, the gross profit on gasoline sales is significantly less than the gross profit on merchandise sold in the convenience stores.

                                      Fiscal Year Ended September 30,
                                        1998      1997       1996
                                      -------   -------    -------
Revenues:
  Merchandise sales                     57.9%     53.6%      54.7%
  Gasoline sales                        41.0      45.6       44.6
  Other income                           1.1       0.8        0.7
                                       -----     -----      -----
Total revenues                         100.0     100.0      100.0
Cost of sales                           73.1      75.9       74.1
                                       -----     -----      -----
Gross profit:
  Merchandise (as a percentage of
   merchandise sales)                   35.8      34.2       36.2
  Gasoline (as a percentage of
   gasoline sales)                      12.5      10.7       11.9
Total gross profit                      26.9      24.1       25.9

Costs and expenses:
  Selling                               20.4      19.7       19.7
  General and administrative             2.6       2.3        2.1
  Depreciation and amortization          2.4       2.1        1.8
  Interest                               1.5       1.2        0.9
  Provision for loss on disposal         0.0       0.5        0.0
  Provision for asset impairment         0.1       0.3        0.0
                                       -----     -----      -----
Total expenses                          27.0      26.1       24.5
                                       -----     -----      -----
Earnings (loss) before income taxes,
  extraordinary item and cumulative
  effect of accounting change         (  0.1)   (  2.0)       1.4
Income tax provision (benefit)        (  0.1)   (  0.6)       0.5
                                       -----     -----      -----
Earnings (loss) before extraordinary
  item and cumulative effect of
  accounting change                      0.0    (  1.4)       0.9
Extraordinary item-loss from debt
  extinguishment, net of income tax
  benefit                             (  0.1)      0.0        0.0
Cumulative effect of accounting
  change, net of income tax benefit      0.0    (  0.4)       0.0
                                       -----     -----      -----
Net earnings (loss)                   (  0.1)%  (  1.8)%      0.9%
                                       =====     =====      =====

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

At September 30, 1998, the Company operated 126 fewer stores than operated one year previously. The Company formerly leased 105 of these stores, including ten franchised locations, from Getty, and these stores were returned to Getty. During fiscal year 1998, 21 other stores were closed or sold by the Company including ten franchised locations. Also, two convenience stores were converted to discount tobacco stores, and one franchised location was converted to a Company-operated store. Total revenues in fiscal year 1998 were $266.4 million compared to $352.2 million in fiscal year 1997. This decline of $85.8 million, or 24.4%, is primarily the result of fewer stores in operation, as well as lower retail prices for gasoline.

Merchandise sales declined $34.8 million, or 18.4%, from $188.9 million in fiscal year 1997 to $154.1 million in fiscal year 1998, primarily as a result of fewer stores in operation. Merchandise sales at comparable stores increased 0.7%. Sales of $12.4 million and $4.8 million at discount tobacco stores are included in merchandise sales for fiscal years 1998 and 1997, respectively.

Gasoline sales in fiscal year 1998 were $109.4 million compared to $160.7 million in fiscal year 1997, a decline of $51.3 million, or 31.9%. This decrease is the result of a decline of 26.9 million gallons sold due to fewer stores in operation and lower sales prices per gallon sold. Gasoline gallons sold at comparable stores increased 3.4%.

Gross profits on merchandise sales declined $10.0 million, or 15.4%, due largely to the decline in sales volume. Merchandise sales gross profits were $55.2 million in fiscal year 1998 compared to $65.2 million in fiscal year 1997. The gross profit decline from reduced sales volume was offset to some degree by higher gross profit rates due to changing product mix and improved purchasing arrangements.

Gasoline gross profits were $13.7 million in fiscal year 1998 compared to $17.2 million in fiscal year 1997, a decline of $3.5 million, or 20.1%. This decrease is due to less total gallons sold due to fewer stores in operation and lower gross profits per gallon of gasoline sold due to competitive pressures.

Selling expenses were $54.3 million in fiscal year 1998, a decrease of $15.0 million, or 21.7%, compared to $69.3 million in fiscal year 1997. This decline is primarily due to the fewer number of stores in operation in the current year. General and administrative expense in fiscal year 1998 declined $1.2 million, or 14.7%, due primarily to lower professional fees and staffing levels. Depreciation and amortization decreased by $951,000, or 13.0%, due to the disposal of equipment at stores closed during fiscal year 1998. Interest expense declined by $193,000, or 4.6%, due primarily to lower borrowing levels. The decline was reduced to some degree by higher interest rates.

In fiscal year 1997, the Company recorded a provision for loss on disposal of certain assets to Getty of $1.6 million, with no similar provision in fiscal year 1998.

The Company recorded a provision for the impairment of long-lived assets at certain closed and underperforming stores of $352,000 in fiscal year 1998 compared to an impairment provision in fiscal year 1997 of $1.1 million.

The Company incurred a loss before income taxes, extraordinary item and cumulative effect of an accounting change of $365,000 in fiscal year 1998 compared to a loss of $6.8 million in fiscal year 1997. The net change of $6.5 million is the result of a $13.2 million decline in gross profits offset by a $19.7 million decrease in various expense categories. The Company recorded a $237,000 income tax benefit in fiscal year 1998 compared to an income tax benefit of $2.3 million in fiscal year 1997. This decline is due to the lower loss level, as well as changes in state income tax laws regarding the carry forward of net operating losses. In fiscal year 1998, the Company recorded a loss from debt extinguishment of $244,000, net of income tax benefit of $126,000. In fiscal year 1997, the Company recorded the cumulative effect of an accounting change of $1.5 million, net of income tax benefit of $0.7 million. The Company incurred a net loss of $372,000, or $0.05 per share, in fiscal year 1998, compared to a net loss in fiscal year 1997 of $6.0 million, or $0.91 per share.


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

Gross profits on gasoline sales decreased $595,000, or 3.4%, from $17.8 million in fiscal year 1996 to $17.2 million in fiscal year 1997. This decrease is primarily due to lower gross profit rates per gallon sold at the Company's convenience stores from $0.120 per gallon in fiscal year 1996 to $0.112 in the fiscal year 1997.

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

The Company recorded a provision in fiscal year 1997 for loss on disposal of certain assets to Getty of $1.6 million due to the termination on December 31, 1997 of certain leases, subleases and a gasoline supply contract. Getty has agreed to pay $4.1 million for equipment at 105 stores that are reverting to Getty control in December 1997 and January 1998. The provision includes a loss of approximately $950,000 on the disposal of equipment and leasehold improvements and additional costs of approximately $675,000 related to the termination.

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

SEASONALITY AND UNAUDITED QUARTERLY RESULTS

The Company's business generally has been subject to moderate seasonal influences with higher sales in the third and fourth fiscal quarters of each year, since customers tend to purchase more convenience items, such as ice, beverages and fast food, and more gasoline during the warmer months. Due to adverse weather conditions, merchandise sales for the second fiscal quarter have generally been lower than other quarters. However, because of price volatility, gasoline profit margins fluctuate significantly throughout the year. When the Company's relationship with Getty was terminated at the end of the first quarter of fiscal year 1998, it no longer operated 105 stores formerly leased from Getty. The loss of these stores reduced sales and operating expenses for the remainder of the fiscal year.

                                      (In thousands, except per share data)
                                                 QUARTER ENDED
                       ------------------------------------------------------------------------------------------------
                                  Jan. 1,     Apr. 2,     July 2,    Sep. 30,    Jan. 2,   Apr. 3,   July 3,   Sep. 30,
                                   1998        1998         1998       1998        1997      1997      1997       1997
                                  -------     -------     -------    --------    -------   -------   -------   --------
Revenues:
  Merchandise sales               $45,255     $33,558     $37,410     $37,874    $46,473   $42,609   $50,334    $49,520
  Gasoline sales                   36,381      21,959      25,047      26,038     42,320    38,218    40,896     39,267
  Other income                        556         496         822         973        616       589       731        627
                                  -------     -------     -------     -------    -------   -------   -------    -------
Total revenues                     82,192      56,013      63,279      64,885     89,409    81,416    91,961     89,414

Cost of sales                      61,564      39,524      46,624      46,992     66,817    60,963    70,401     69,144
                                  -------     -------     -------     -------    -------   -------   -------    -------
Gross profit                       20,628      16,489      16,655      17,893     22,592    20,453    21,560     20,270

Costs and expenses:
  Selling                          16,697      12,731      12,052      12,787     17,699    17,097    16,838     17,637
  General & administrative          1,711       1,666       1,496       2,108      1,854     1,880     1,729      2,718
  Depreciation & amortization       1,585       1,641       1,565       1,597      1,813     1,817     1,876      1,833
  Interest                          1,126       1,023         884       1,009        917     1,096     1,110      1,111
  Provision for loss on disposal        0           0           0           0          0         0         0      1,625
  Provision for asset impairment        0           0           0         352          0         0         0      1,063
                                  -------     -------     -------     -------    -------   -------   -------    -------
Earnings (loss) before income
  taxes, extraordinary item and
  cumulative effect of accounting
  change                         (    491)   (    572)        658          40        309  (  1,437)        7   (  5,717)

Income tax provision (benefit)   (    217)   (    142)        282    (    160)       116  (    512)        3   (  1,869)
                                  -------     -------     -------     -------    -------   -------   -------    -------
Earnings (loss) before
  extraordinary item and
  cumulative effect of
  accounting change              (    274)   (    430)        376         200        193  (    925)        4   (  3,848)
Extraordinary item-debt
  extinguishment, net of income
  tax benefit of $126                   0           0    (    244)          0          0         0         0          0
Cumulative effect of accounting
  change, net of income tax
  benefit of $726                       0           0           0           0   (  1,468)        0         0          0
                                  -------     -------     -------     -------    -------   -------   -------    -------
Net earnings (loss)              ($   274)   ($   430)    $   132     $   200   ($ 1,275) ($   925)  $     4   ($ 3,848)
                                  =======     =======     =======     =======    =======   =======   =======    =======
Earnings (loss) per share
  before extraordinary item
  and cumulative effect of
  accounting change              ($  0.04)   ($  0.06)    $  0.06     $  0.03    $  0.03  ($  0.14)  $  0.00   ($  0.58)
Loss per share from extraordinary
  item                               0.00        0.00    (   0.04)       0.00       0.00      0.00      0.00       0.00
Loss per share from cumulative
  effect of accounting change        0.00        0.00        0.00        0.00   (   0.22)     0.00      0.00       0.00
                                  -------     -------     -------     -------    -------   -------   -------    -------
Net earnings (loss) per share    ($  0.04)   ($  0.06)    $  0.02     $  0.03   ($  0.19) ($  0.14)  $  0.00   ($  0.58)
                                  =======     =======     =======     =======    =======   =======   =======    =======
Weighted average shares
  outstanding                       6,655       6,734       6,827       6,848      6,642     6,636     6,642      6,647
                                  =======     =======     =======     =======    =======   =======   =======    =======

LIQUIDITY AND CAPITAL RESOURCES

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash to acquire and construct new stores and renovate existing locations.

During fiscal year 1998, the Company completed a debt refinancing with Franchise Finance Corporation of America ("FFCA"). This refinancing included $36.0 million of long-term mortgages, a $3.0 million revolving line of credit, $2.5 million in short-term property loans and a $2.7 million letter-of-credit facility. The $36.0 million mortgage facility is being amortized over 20 years and the short-term facilities and letter-of-credit facility are available until June 30, 1999. The property loans were used to provide funds on an interim basis until two parcels of real estate are sold. The sale of one parcel was completed in July 1998 and $2.0 million of the property loan was repaid. Capital requirements for debt service and capital leases in the next fiscal year are approximately $4.7 million, including $500,000 which will be repaid upon the closing of a second real estate sale which is under a written agreement. The Company also entered into a three-year equipment loan agreement for $629,000.

Through the long-term mortgage financing discussed above, the Company has completed a matching of appropriate term financing with its long-term operating assets. The Company is finalizing negotiations with lenders to secure equipment financing and to establish more appropriate short-term credit and letter-of-credit facilities. Capital expenditure plans for fiscal year 1999 include $5.0 million for store remodeling costs and $3.0 million for upgrades of gasoline-dispensing equipment. Funds for renovations of stores and equipment replacement will be supplied from available cash from operations. Management believes that cash presently available, cash generated from operations and new short-term financing will be sufficient to fulfill its cash requirements for the foreseeable future.


IMPACT OF THE YEAR 2000 ("Y2K") PROBLEM

Background
----------
Many computer systems in use today were designed to utilize just two digits to represent a year rather than four digits. If a system element uses the two-digit convention for dates and the system is date sensitive, the system will malfunction when it first encounters the date January 1, 2000.

The Company uses a variety of computers and computer software programs to operate and manage its business. The functioning of these systems is subject to problems if it does not properly interpret dates in the year 2000 and beyond. The Company also utilizes certain date-sensitive electronic equipment with embedded microchips such as cash registers and credit card readers. In addition, the Company deals with numerous suppliers of merchandise and services whose Y2K failure could be disruptive to the Company's business.

The Company's Y2K Program
-------------------------
In early 1997, the Company began to identify and correct Y2K problems in its mainframe computer applications software. To date, approximately 85% of this project is complete, and the Company anticipates conclusion of this phase in April 1999. In 1998, the Company tested and completed modifications of its mainframe computer hardware and systems software. Testing and modification or replacement of its personal computer hardware and software also began in 1998 and is expected to be completed in early 1999. Other date-sensitive hardware utilized by the Company will be tested and replaced or modified, if necessary, by March 1999. Also in early 1999, the Company expects to identify suppliers whose Y2K failure could be disruptive to the Company's business and solicit written statements from them regarding the status of their Y2K compliance. Supplier compliance will then be evaluated and appropriate action taken by the Company. The Company anticipates the completion of its Y2K program with testing and contingency planning in June 1999.

Cost of the Company's Y2K Program
---------------------------------
The Company expects total expenditures of approximately $400,000 to complete its Y2K program, including approximately $85,000 spent prior to September 30, 1998. Future expenditures will be expensed or capitalized, as appropriate.

The expected impact and costs of this program, as well as the expected date of completion, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates are accurate and actual results could differ materially. Based on these estimates and information currently available, the Company does not believe that the costs associated with this program will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

Risks/Contingency Plans
-----------------------
Based on its assessment and corrective efforts to date, the Company does not expect material difficulties with the Y2K problem in its internal computer systems. In addition, the Company does not expect material Y2K problems with other date-sensitive hardware or materially disruptive Y2K failures of its suppliers of merchandise and services. The Company's stores are geographically dispersed, and it has a diverse supplier base. Although the Company has a diverse supplier base, it does deal with a limited number of large suppliers whose Y2K failure could have a material effect on the Company's business. The Company believes that it could easily find alternative suppliers and that these factors will moderate any material adverse effects of the Y2K problem. In management's opinion, the largest risks facing the Company are the inability of the Company's stores to process retail sales transactions or obtain merchandise to sell. The Company expects to develop appropriate contingency plans pending the outcome of future events.


IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its results of operations in recent years. Generally, increases in the Company's cost of merchandise can be quickly reflected in higher prices of goods sold. However, any upward movement of gasoline costs may have short-term negative effects on profit margins, since the Company's ability to raise gasoline prices can be limited due to competition from other self-service gasoline outlets. In addition, fluctuation of gasoline prices can limit the ability of the Company to maintain stable gross margins.


FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are forward looking, such as statements regarding the Company's plans and strategies or future financial performance. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors discussed elsewhere in this report, the Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation, general economic, business and market conditions; environmental, tax and tobacco legislation or regulation; volatility of gasoline prices, margins and supplies; merchandising margins; customer traffic; weather conditions; labor costs and the level of capital expenditures.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Stockholders
Uni-Marts, Inc.
State College, Pennsylvania


We have audited the accompanying consolidated balance sheets of Uni-Marts, Inc. and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Uni-Marts, Inc. and subsidiary as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

As discussed in Note B, the Company changed its method of accounting for inventory in 1997.



/S/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
December 16, 1998

                        UNI-MARTS, INC. AND SUBSIDIARY
                        ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                       September 30,
                                                   1998             1997
                                                -----------     ------------
     A S S E T S

CURRENT ASSETS:
  Cash                                          $ 5,838,318     $  5,993,388
  Marketable equity securities                        4,262          407,475
  Accounts receivable - less allowances of
    $384,900 and $132,600                         2,296,187        3,377,554
  Tax refunds receivable                          1,416,363        1,819,100
  Inventories                                    10,628,307       15,683,330
  Prepaid and current deferred taxes              1,975,802        3,359,490
  Property held for sale                          1,729,598        5,643,006
  Prepaid expenses and other                        929,304          796,668
  Loan due from officer - current portion           200,000          150,000
                                                -----------     ------------
     TOTAL CURRENT ASSETS                        25,018,141       37,230,011


NET PROPERTY, EQUIPMENT AND IMPROVEMENTS         63,960,971       69,055,846

LOAN DUE FROM OFFICER                               450,800          674,768

NET INTANGIBLE AND OTHER ASSETS                   5,578,727        6,633,157
                                                -----------     ------------
     TOTAL ASSETS                               $95,008,639     $113,593,782
                                                ===========     ============


                         UNI-MARTS, INC. AND SUBSIDIARY
                         ------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Continued)

                                                       September 30,
                                                    1998            1997
                                                 -----------    ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $11,120,972    $ 14,462,174
  Gas taxes payable                                2,324,299       2,424,641
  Accrued expenses                                 5,304,579       6,806,632
  Credit line payable                              3,500,000               0
  Current maturities of long-term debt             1,107,818      12,722,649
  Current obligations under capital leases            70,810          87,320
                                                 -----------    ------------
     TOTAL CURRENT LIABILITIES                    23,428,478      36,503,416

LONG-TERM DEBT, less current maturities           33,846,812      39,852,947

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                            474,826         533,551

DEFERRED TAXES                                     4,131,400       4,036,000

DEFERRED INCOME AND OTHER LIABILITIES              3,086,948       3,120,923

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 a share:
    Authorized 15,000,000 shares
    Issued 7,316,797 and 7,286,657
    shares, respectively                             731,680         728,666

  Additional paid-in capital                      24,189,258      24,341,999

  Retained earnings                                7,882,583       8,254,538
                                                 -----------    ------------
                                                  32,803,521      33,325,203
  Less treasury stock, at cost - 455,545
    and 639,980 shares of Common Stock,
    respectively                                (  2,763,346)  (   3,778,258)
                                                 -----------    ------------
                                                  30,040,175      29,546,945
                                                 -----------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $95,008,639    $113,593,782
                                                 ===========    ============







                 See notes to consolidated financial statements

                                  UNI-MARTS, INC. AND SUBSIDIARY
                                  ------------------------------
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                               -------------------------------------

                                                  Year Ended September 30,
                                          1998             1997              1996
                                       ------------     ------------     ------------
REVENUES:
  Merchandise sales                    $154,097,184     $188,935,939     $182,481,748
  Gasoline sales                        109,424,633      160,700,946      148,829,207
  Other income                            2,846,896        2,563,490        2,501,324
                                       ------------     ------------     ------------
                                        266,368,713      352,200,375      333,812,279
                                       ------------     ------------     ------------
COSTS AND EXPENSES:
  Cost of sales                         194,703,534      267,324,567      247,457,964
  Selling                                54,267,079       69,270,631       65,822,709
  General and administrative              6,981,006        8,181,303        6,970,780
  Depreciation and amortization           6,388,426        7,339,206        6,058,030
  Interest                                4,041,719        4,234,440        2,854,552
  Provision for loss on disposal                  0        1,624,550                0
  Provision for asset impairment            351,989        1,063,203                0
                                       ------------     ------------     ------------
                                        266,733,753      359,037,900      329,164,035
                                       ------------     ------------     ------------
EARNINGS (LOSS) BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE         (     365,040)   (   6,837,525)       4,648,244
INCOME TAX PROVISION (BENEFIT)        (     237,400)   (   2,261,600)       1,677,200
EARNINGS (LOSS) BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                   (     127,640)   (   4,575,925)       2,971,044
EXTRAORDINARY ITEM-LOSS FROM DEBT
  EXTINGUISHMENT, NET OF INCOME TAX
  BENEFIT OF $125,800                 (     244,315)               0                0
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE, NET OF INCOME TAX BENEFIT
  OF $725,800                                     0    (   1,468,140)               0
                                       ------------     ------------     ------------
NET EARNINGS (LOSS)                   ($    371,955)   ($  6,044,065)    $  2,971,044
                                       ------------     ------------     ------------
BASIC EARNINGS (LOSS) PER SHARE:
  EARNINGS (LOSS) PER SHARE BEFORE
    EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE       ($       0.02)   ($       0.69)    $       0.46
  LOSS PER SHARE FROM EXTRAORDINARY
    ITEM                              (        0.03)            0.00             0.00
  LOSS PER SHARE FROM CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                0.00    (        0.22)            0.00
                                       ------------     ------------     ------------
  NET EARNINGS (LOSS) PER SHARE       ($       0.05)   ($       0.91)    $       0.46
                                       ============     ============     ============
DILUTED EARNINGS (LOSS) PER SHARE:
  EARNINGS (LOSS) PER SHARE BEFORE
    EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE       ($       0.02)   ($       0.69)    $       0.44
  LOSS PER SHARE FROM EXTRAORDINARY
    ITEM                              (        0.03)            0.00             0.00
  LOSS PER SHARE FROM CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                0.00    (        0.22)            0.00
                                       ------------     ------------     ------------
  NET EARNINGS (LOSS) PER SHARE       ($       0.05)   ($       0.91)    $       0.44
                                       ============     ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                             6,763,768        6,641,926        6,509,458
                                       ============     ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING ASSUMING DILUTION           6,763,768        6,641,926        6,759,496
                                       ============     ============     ============

                    See notes to consolidated financial statements

                                                  UNI-MARTS, INC. AND SUBSIDIARY
                                                  ------------------------------
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          -----------------------------------------------

                                     Common Stock
                                    Par Value $.10
                                        a share
                                 Authorized 15,000,000     Unrealized    Additional
                                         Shares             Loss On       Paid-In         Retained        Treasury Stock
                                  Shares         Amount    Securities     Capital         Earnings      Shares      Amount
                                ---------       --------   ----------    -----------    -----------    ---------  -----------
Balance - October 1, 1995       7,042,886       $704,289      $     0    $23,134,580    $12,494,863     697,421   ($3,755,030)

  Purchase of treasury stock                                                                             94,075   (   754,457)

  Issuance of common stock        236,798         23,679                   1,153,278                   (170,299)      913,697

  Unrealized loss on securities                              ( 54,401)

  Net earnings                                                                            2,971,044

  Dividends ($.1175 per share)                                                         (    769,131)
                                ---------       --------      -------    -----------    -----------     -------    ----------
Balance - September 30, 1996    7,279,684        727,968     ( 54,401)    24,287,858     14,696,776     621,197   ( 3,595,790)

  Purchase of treasury stock                                                                             50,500   (   365,994)

  Issuance of common stock          6,973            698                      54,141                   ( 31,717)      183,526

  Unrealized gain on securities                                54,401

  Net loss                                                                             (  6,044,065)

  Dividends ($.0600 per share)                                                         (    398,173)
                                ---------       --------      -------    -----------    -----------     -------    ----------
Balance - September 30, 1997    7,286,657        728,666            0     24,341,999      8,254,538     639,980   ( 3,778,258)

  Purchase of treasury stock                                                                             12,421   (    49,285)

  Issuance of common stock         30,140          3,014                (    152,741)                  (196,856)    1,064,197

  Net loss                                                                             (    371,955)
                                ---------       --------      -------    -----------    -----------     -------    ----------
Balance - September 30, 1998    7,316,797       $731,680      $     0    $24,189,258    $ 7,882,583     455,545   ($2,763,346)
                                =========       ========      =======    ===========    ===========     =======    ==========

























                       See notes to consolidated financial statements

                               UNI-MARTS, INC. AND SUBSIDIARY
                               ------------------------------
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------

                                                       Year Ended September 30,
                                                 1998             1997             1996
                                             ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others    $266,814,682     $351,614,420     $335,079,196
  Cash paid to suppliers and employees      ( 256,330,886)   ( 340,898,407)   ( 325,132,418)
  Net receipts for sales and purchases
   of trading equity securities                   831,826                0          455,289
  Dividends and interest received                 138,277           80,172           44,675
  Interest paid (net of capitalized interest
   of $0, $57,400 and $297,000)             (   4,359,976)   (   4,157,146)   (   2,892,365)
  Income taxes received (paid)                  2,245,025        1,005,600    (   1,778,900)
                                             ------------     ------------     ------------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                9,338,948        7,644,639        5,775,477

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from sale of capital assets          7,567,051          170,473          268,124
  Purchase of property, equipment and
   improvements                             (   4,234,049)   (  11,844,707)   (  17,296,373)
  (Payments) receipts for sales and
   purchases of available-for-sale
   securities                                           0    (     183,667)   (     441,683)
  Note receivable from officer                    173,968    (     824,768)               0
  Cash advanced for intangible and
   other assets                             (     359,800)   (     506,164)   (     371,287)
  Cash received for intangible and
   other assets                                   813,535          236,651          116,058
                                             ------------     ------------     ------------
     NET CASH PROVIDED (USED) IN
      INVESTING ACTIVITIES                      3,960,705    (  12,952,182)   (  17,725,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
 (Payments) borrowings on revolving credit
   agreement                                (  10,000,000)       5,000,000    (   1,000,000)
  Additional long-term borrowings              34,895,954       10,000,000       10,000,000
  Borrowings on line of credit                  3,500,000                0                0
  Principal payments on debt                (  42,647,892)   (   4,145,456)   (   3,381,869)
  Purchases of treasury stock               (      49,285)   (     365,994)   (      79,457)
  Proceeds from issuance of common stock          846,500            2,625        1,062,557
  Dividends paid to stockholders                        0    (     398,173)   (     769,131)
                                             ------------     ------------     ------------
     NET CASH (USED) PROVIDED BY
      FINANCING ACTIVITIES                  (  13,454,723)      10,093,002        5,832,100
                                             ------------     ------------     ------------
NET (DECREASE) INCREASE IN CASH             (     155,070)       4,785,459    (   6,117,584)

CASH AT BEGINNING OF YEAR                       5,993,388        1,207,929        7,325,513
                                             ------------     ------------     ------------
CASH AT END OF YEAR                          $  5,838,318     $  5,993,388     $  1,207,929
                                             ============     ============     ============

                               UNI-MARTS, INC. AND SUBSIDIARY
                               ------------------------------
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            -------------------------------------
                                        (Continued)

                                                         Year Ended September 30,
                                                    1998           1997          1996
                                                 ----------     ----------    ----------
RECONCILIATION OF NET EARNINGS (LOSS) TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:

NET EARNINGS (LOSS)                             ($  371,955)   ($6,044,065)   $2,971,044

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization                  6,388,426      7,339,206     6,058,030
   Provision for loss on disposal                         0      1,624,550             0
   Provision for asset impairment                   351,989      1,063,203             0
   Net unrealized holding loss (gain) on
    trading securities                              130,355   (    130,323)            0
   Gain on sale of trading equity securities    (   110,662)  (     97,107)            0
   Gain on sale of available-for-sale securities          0   (      3,001)            0
   (Gain) loss on sale of capital assets and
    other                                       (   348,209)       282,836       150,545
   Cumulative effect of accounting change                 0      1,468,140             0
   Change in assets and liabilities:
    (Increase) decrease in:
      Trading equity securities                     383,520              0       434,508
      Accounts receivable                         1,223,694   (    102,361)  (   414,903)
       Tax refunds receivable                       402,737   (  1,819,100)            0
      Inventories                                 5,055,023   (     69,272)  ( 2,243,246)
      Prepaid expenses                          (   267,486)     1,238,136   ( 1,669,640)
    Increase (decrease) in:
      Accounts payable and accrued expenses     ( 4,943,597)     2,219,399   ( 1,233,865)
      Deferred income taxes and other
       liabilities                                1,445,113        674,398     1,723,004
                                                 ----------    -----------    ----------
  TOTAL ADJUSTMENTS TO NET EARNINGS (LOSS)        9,710,903     13,688,704     2,804,433
                                                 ----------    -----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $9,338,948    $ 7,644,639    $5,775,477
                                                 ==========    ===========    ==========

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING ACTIVITY:

During fiscal year 1997, the Company sold marketable securities for $448,300 and recognized a gain of $97,100. The cash proceeds from the sale were not received until after September 30, 1997.










                 See notes to consolidated financial statements

                          UNI-MARTS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


A.    Summary of Significant Accounting Policies:
      ------------------------------------------
      The Company is an independent operator of convenience stores and discount tobacco stores located in Pennsylvania, New York, Delaware, Maryland and Virginia.

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

                                                 September 30,
                                                1998       1997
                                              --------   --------
            Trading equity securities:
              Cost                            $  4,174   $277,152
              Plus unrealized holding gains         88    130,323
                                              --------   --------
              Fair value                      $  4,262   $407,475
                                              ========   ========

      (3) Inventories -- The Company values its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method. Gasoline inventories are valued at the lower of cost (first-in, first-out method) or market (see Note B).

      (4) Property, Equipment and Improvements -- Depreciation and amortization are calculated using the straight-line method over the useful lives of the related assets. Amortization of improvements to leased properties is based on the remaining terms of the leases or the estimated useful lives of such improvements, whichever is shorter. Interest costs incurred on borrowed funds during the period of construction of capital assets are capitalized as a component of the cost of acquiring those assets. The amount of interest capitalized in fiscal years 1997 and 1996 was $57,400 and $297,000, respectively. No interest was capitalized in fiscal year 1998.

      ------------------------------------------------------
      (5) Intangible and Other Assets -- Intangible and other assets consist of the following:

                                           Accumulated     Net Book      Useful
                                 Cost      Amortization     Value        Lives
                              -----------  ------------   ----------     ------
     For the year ended September 30, 1998:

     Goodwill                 $   145,399   $  115,278    $   30,121     13-21
     Goodwill                   5,658,044    1,769,629     3,888,415     29-40
     Lease acquisition costs      827,465      595,009       232,456     12-25
     Other intangibles             91,879       87,953         3,926     15-16
     Other assets               1,423,809            0     1,423,809
                              -----------   ----------    ----------
                              $ 8,146,596   $2,567,869    $5,578,727
                              ===========   ==========    ==========

     For the year ended September 30, 1997:

     Goodwill                 $   145,399   $  105,368    $   40,031     13-21
     Goodwill                   5,680,118    1,594,204     4,085,914     29-40
     Lease acquisition costs    1,187,174      844,470       342,704     12-25
     Non-competition agreements 1,213,040    1,211,430         1,610      10
     Other intangibles            117,362      105,952        11,410     15-16
     Other assets               2,151,488            0     2,151,488
                              -----------   ----------    ----------
                              $10,494,581   $3,861,424    $6,633,157
                              ===========   ==========    ==========

            Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations and is amortized on a straight-line basis. Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms. Amortization expense was $439,500 (1998), $431,200 (1997) and $510,100 (1996).

      (6) Asset Impairment -- It is the Company's policy to periodically review and evaluate the recoverability of fixed and intangible assets by assessing current and future profitability and cash flows and to determine whether the depreciation or amortization of the balances over their remaining lives can be recovered through expected future results and cash flows. The Company recorded provisions of $352,000 (1998) and $1,063,200 (1997) for asset impairment for certain real estate, leasehold improvements, store and gasoline equipment and goodwill at certain closed or underperforming stores. Fair value was determined based on a review of historical and projected cash flows. The Company also recorded a provision for loss on disposal of $1,624,600 in fiscal year 1997 for certain assets that were sold in January 1998.

      (7) Self-Insurance Reserves -- The Company assumes the risks for general liability and workers' compensation insurance exposures up to certain loss thresholds set forth in separate insurance contracts. The Company has established self-insurance reserves for these risks, which are recorded on a present value basis using the risk-free treasury rate of 6.0%, using actuarial valuations provided by independent companies. At September 30, 1998 and 1997, the Company had self-insurance reserves totaling $2,551,500 and $2,456,900, respectively.

      -----------------------------------------------------
      (8) Income Taxes -- The Company recognizes deferred tax assets and liabilities for temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates.

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

                                         September 30,
                                       1998        1997
                                    ----------  ----------
            Deferred income         $2,559,061  $1,892,557
            Deferred compensation      487,499   1,056,498
            Other noncurrent
             liabilities                40,388     171,868
                                    ----------  ----------
                                    $3,086,948  $3,120,923
                                    ==========  ==========

      (10) Earnings Per Share -- Earnings per share for the years ended September 30, 1998, 1997 and 1996 were calculated based on the weighted average number of shares of common stock outstanding. Diluted earnings per share were calculated in fiscal year 1996. Although there were potentially dilutive stock options for 535,566 and 555,035 shares outstanding in fiscal years 1998 and 1997, respectively, they were not included as the effect was antidilutive.

            A reconciliation of the numerator and denominator for the earnings per share calculation for the year ended September 30, 1996 follows:

                                          For the Year Ended September 30, 1996
                                          -------------------------------------
                                            Income        Shares      Per-Share
                                          (Numerator)  (Denominator)    Amount
                                          -----------  -------------  ---------
          Basic Earnings Per Share:
            Earnings before
             extraordinary item and
             cumulative effect of
             accounting change            $2,971,044     6,509,458       $0.46

          Effect of Dilutive Securities:
            Stock Options                          0       250,038
                                          ----------     ---------
          Diluted Earnings Per Share:     $2,971,044     6,759,496       $0.44
                                          ==========     =========

          Options to purchase 25,000 shares of common stock at $8.50 per share were outstanding during seven months of fiscal year 1996 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. At September 30, 1998, 4,000 of these options remained outstanding.

    ------------------------------------------------------
    (11) Advertising Costs -- The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising costs of $2,084,800, $1,885,500 and $1,327,800 in fiscal years 1998,
          1997 and 1996, respectively.

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

    (13) New Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which will result in disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company is not required to adopt this standard until fiscal year 1999. At this time, the Company has not determined the impact this statement will have on the Company's financial statements but expects that the effect will not be material.

          The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. The Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is not required to adopt this standard until fiscal year 1999. At this time, the Company has not determined the impact this standard will have on the Company's financial statements but does not expect the effect to be material.

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

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments. The Company is not required to adopt this standard until fiscal year 1999 but expects that the adoption will have a minimal effect on the Company's financial statements.

    (14) Reclassifications -- Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the classifications used in 1998.

B.  Inventories/Change in Accounting Method:
    ---------------------------------------
    The following is a summary of inventories at September 30:

                                        1998               1997
                                     -----------        -----------
          Merchandise                $ 8,754,773        $12,442,076
          Gasoline                     1,873,534          3,241,254
                                     -----------        -----------
                                     $10,628,307        $15,683,330
                                     ===========        ===========

    During fiscal year 1997, the Company changed its method of calculating ending merchandise inventories under the retail inventory method. Prior to 1997, the Company utilized an average cost-to-retail ratio to value ending inventory. In fiscal year 1997, the Company began utilizing a method that weights the cost-to-retail ratio using multiple inventory categories. Management believes that this change in accounting improves the measurement of the Company's profitability based upon a changing product mix. The cumulative effect of this accounting change was a charge to earnings of approximately $1,468,000, net of the related income tax benefit of $725,000. The pro forma effect as if the accounting change was in effect in each of the years presented is as follows:

                                           Year Ended September 30,
                                             1997             1996
                                         ------------      ----------
       Net earnings (loss):
          As reported                    ($6,044,065)*     $2,971,044
          Pro forma                      ($4,575,925)      $2,167,632

       Net earnings (loss) per share:
          As reported                    ($     0.91)      $     0.46
          Pro forma                      ($     0.69)      $     0.33


       *Includes cumulative effect of accounting change of $1,468,140.


C.     Property Held for Sale:

       Property held for sale is carried at the lower of cost or net realizable value. The properties have been classified as current assets because the Company expects the properties to be sold within the next fiscal year. The properties are undeveloped land, a vacant rental property and closed convenience stores.

D.    Property, Equipment and Improvements - at cost:
      ----------------------------------------------
                                                                      Estimated
                                            Accumulated    Net Book   Life in
                                   Cost     Depreciation     Value      Years
                              ------------  ------------  ----------- --------
    Year Ended September 30, 1998:
    -----------------------------
    Land                      $ 15,170,920   $         0  $15,170,920
    Buildings                   42,131,243    13,666,374   28,464,869   29-35
    Machinery and equipment     35,057,292    23,134,977   11,922,315    3-10
    Machinery and equipment      6,469,607     2,914,240    3,555,367   11-20
    Capitalized property and
      equipment leases             731,197       522,507      208,690    5-25
    Leasehold improvements      10,559,147     7,399,401    3,159,746    1-10
    Leasehold improvements         466,344       341,092      125,252   11-20
    Construction in progress     1,353,812             0    1,353,812
                              ------------   -----------  -----------
                              $111,939,562   $47,978,591  $63,960,971
                              ============   ===========  ===========

    Year Ended September 30, 1997:
    -----------------------------
    Land                      $ 15,929,967   $         0  $15,929,967
    Buildings                   43,086,802    12,390,990   30,695,812   29-35
    Machinery and equipment     34,480,226    22,047,689   12,432,537    3-10
    Machinery and equipment      6,141,175     2,457,801    3,683,374   11-20
    Capitalized property and
      equipment leases           1,643,775     1,275,235      368,540    5-25
    Leasehold improvements      10,706,456     7,134,849    3,571,607    1-10
    Leasehold improvements         466,344       314,564      151,780   11-20
    Construction in progress     2,222,229             0    2,222,229
                              ------------   -----------  -----------
                              $114,676,974   $45,621,128  $69,055,846
                              ============   ===========  ===========

    Depreciation expense in fiscal years 1998, 1997 and 1996 was $5,948,900, $6,908,000 and $5,547,900, respectively, including the amortization of capitalized property and equipment leases.


E.   Short-Term Credit Facilities:
     ----------------------------
     The Company has a credit facility aggregating $6.2 million, including a $3.0 million revolving credit facility, a $0.5 million property loan and a $2.7 million letter-of-credit facility. The revolving credit facility and property loan are due on or before June 30, 1999 and bear interest at a floating rate of LIBOR plus 3.5%. The letter-of-credit facility expires on June 30, 1999. At September 30, 1998, borrowings of $3.5 million and a letter of credit of $2.7 million were outstanding under these facilities. The interest rate was 9.16% at September 30, 1998. Management believes it will renew or replace its existing credit facility in fiscal year 1999.

F.   Long-Term Debt:
     --------------
                                                        September 30,
                                                    1998            1997
                                                 -----------     -----------
 Mortgage Loan.  Principal and interest will
   be paid in 238 monthly installments.  The
   interest rate at September 30, 1998 was
   9.08%.                                        $34,140,001     $         0

 Term Loan.  Principal on the note was repaid
   in June 1998.                                           0      16,741,488

 Term Loan.  Principal on the note was repaid
   in June 1998.                                           0      20,000,000

 Revolving Credit Agreement.  Principal was
   repaid in June 1998.                                    0      10,000,000

 Senior Notes of the Company.  Principal was
   repaid in February 1998.                                0       3,736,735

 Equipment Loan.  Principal and interest are paid
   in monthly installments.  The loan expires in
   2001. The interest rate at September 30, 1998
   was 9.5%.                                         594,309               0

 Mortgage Loans Payable.  Principal and interest
   are paid in monthly installments.  The loan
   expires in year 2010.  The interest rate at
   September 30, 1998 was 8.5%.                      220,320       2,097,373
                                                 -----------     -----------
                                                  34,954,630      52,575,596
 Less current maturities                           1,107,818      12,722,649
                                                 -----------     -----------
                                                 $33,846,812     $39,852,947
                                                 ===========     ===========
 The mortgage loans are collateralized by $47,343,400 of property, at cost.

 Aggregate maturities of long-term debt during the next five years are as follows:

         September 30,
             1999                        $ 1,107,818
             2000                            951,700
             2001                            986,900
             2002                            889,000
             2003                            973,200
             Thereafter                   30,046,012
                                         -----------
                                         $34,954,630
                                         ===========
    On June 30, 1998, the Company completed a 20-year mortgage financing with Franchise Finance Corporation of America ("FFCA") pursuant to which the Company received long-term financing of $36.0 million. The Company repaid all of its long-term debt with these funds except for one mortgage with a balance of $220,300. This mortgage is expected to be repaid in fiscal year 1999.

    Certain provisions of the loan agreements with FFCA require the Company's maintenance of a minimum net worth of $20 million and an aggregate fixed charge ratio of 1.25:1. This agreement could possibly restrict the Company's ability to declare and pay dividends on its common stock.
                                       35

G.  Disclosures About Fair Value of Financial Instruments:
    -----------------------------------------------------
    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

    Cash -- Cash is carried at fair value.

    Marketable equitable securities -- Carrying value is based on quoted market values which are the equivalent of fair value.

    Credit line payable -- Credit line payable is carried at fair value.

    Long-term debt -- Fair value of the Company's long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for similar debt.

    Obligations under capital leases -- Fair value of capital lease obligations is estimated based on current rates offered to the Company for similar debt.

    The estimated fair values of the Company's financial instrument liabilities are as follows:

                           September 30, 1998         September 30, 1997
                          Carrying      Fair         Carrying      Fair
                           Amount       Value         Amount       Value
                        ----------- -----------    ----------- -----------
     Long-term debt     $34,954,630 $38,754,840    $52,575,596 $53,121,725

     Obligations under
      capital leases        545,636     595,619        620,871     619,834


H.  Commitments and Contingencies:
    -----------------------------
    (1) Leases -- The Company leases its corporate headquarters, a majority of its store locations and certain equipment. Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at September 30, 1998 are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses. Rental income in connection with the lease of certain properties is also provided. Such rental income was $1,330,000 in 1998, $1,299,700 in 1997 and
          $1,128,500 in 1996.

    -----------------------------------------
                                  Capital    Operating     Rental
                                  Leases      Leases       Income
                                  --------  -----------  ----------
          1999                    $132,100  $ 4,270,600  $  608,100
          2000                     139,900    3,634,300     382,100
          2001                     124,400    2,884,200     240,400
          2002                     106,100    2,405,000     188,800
          2003                     103,100    2,055,500     107,700
          Thereafter               206,800    4,748,700      91,600
                                  --------  -----------  ----------
          Total future minimum
            lease payments         812,400  $19,998,300  $1,618,700
          Less amount representing          ===========  ==========
            interest               266,800
                                  --------
          Present value of future
            payments               545,600

          Less current maturities   70,800
                                  --------
                                  $474,800
                                  ========

          Rental expense under operating leases was as follows:

                                     Year Ended September 30,
                                  1998         1997        1996
                               ----------   ----------  ----------
          Minimum rentals      $5,929,900   $9,890,200  $10,871,700
          Contingent rentals       39,000       63,300       84,500
                               ----------   ----------  -----------
                               $5,968,900   $9,953,500  $10,956,200
                               ==========   ==========  ===========

    (2) Change of Control Agreements -- The Company has change of control agreements with its five executive officers pursuant to which each executive officer will receive remuneration of 2.99 times his base compensation if his employment is terminated due to a change of control as defined in the agreements. Remuneration which might be payable under these agreements has not been accrued in the consolidated financial statements as a change of control has not occurred.

    (3) Pursuant to ten-year agreements with two gasoline suppliers, the Company receives from the suppliers partial funding of the cost of the aboveground gasoline equipment and rebates for the purchase of gasoline. As of September 30, 1998, the total funding subject to this arrangement is $894,000. If the Company terminates these agreements before the expiration of the ten years, part of this funding must be repaid to the suppliers.

    (4) Litigation -- The Company is involved in litigation and other legal matters which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

I.   Income Taxes:
     ------------
    The provision for income taxes includes the following:

                                            Year Ended September 30,
                                        1998          1997          1996
                                     ----------    ----------    ----------
    Current tax expense (credit):
      Federal                       ($1,362,300)  ($2,739,700)   $1,895,800
      State                              18,400   (    72,500)       40,000
                                     ----------    ----------    ----------
                                    ( 1,343,900)  ( 2,812,200)    1,935,800
                                     ----------    ----------    ----------
    Deferred tax expense (credit):
      Federal                         1,259,300   (   190,400)  (   126,200)
      State                         (   278,600)       15,200   (   132,400)
                                     ----------    ----------    ----------
                                        980,700   (   175,200)  (   258,600)
                                     ----------    ----------    ----------
                                    (   363,200)  ( 2,987,400)    1,677,200

    Less portion included in
     accounting change                        0       725,800             0

    Less portion included in
     extraordinary item                 125,800             0             0
                                     ----------    ----------    ----------
                                    ($  237,400)  ($2,261,600)   $1,677,200
                                     ==========    ==========    ==========

    The current tax provision for fiscal year 1998 includes the benefit of net operating loss carrybacks of $1,352,400 for federal income tax purposes and $64,000 for state income tax purposes, for which the Company expects to receive cash refunds. During fiscal year 1998, the Company received tax refunds of approximately $1.8 million resulting from the filing of its tax returns for fiscal year 1997. An additional refund of $46,200 is still expected.

    ------------------------
    Deferred tax liabilities (assets) are comprised of the following at September 30:

                                   1998          1997           1996

    Depreciation                $5,907,400    $5,251,700     $3,928,900
                                ----------    ----------     ----------
    Gross deferred tax
     liabilities                 5,907,400     5,251,700      3,928,900
                                ----------    ----------     ----------

    Insurance reserves         ( 1,093,800)  ( 1,143,100)   ( 1,085,400)
    Change in accounting
     method                    (   667,200)  (   882,300)             0
    Capital leases             (    96,800)  (    92,500)   (   107,600)
    Deferred compensation      (   107,700)  (   330,700)   (   268,100)
    Deferred income            ( 1,037,700)  (   761,100)   (   816,300)
    Intangible assets          (    82,400)  (   178,100)   (   182,400)
    Accrued expenses                     0   (   394,700)             0
    Net operating loss
     carryforward              (   707,100)  (   197,800)             0
    Prepaid expenses                     0   (   181,000)             0
    Other                      (   253,100)  (   104,800)   (   110,500)
                                ----------    ----------     ----------
    Gross deferred tax
     assets                    ( 4,045,800)  ( 4,266,100)   ( 2,570,300)
    Less valuation allowance       302,500       197,800              0
                                ----------    ----------     ----------
    Net deferred tax assets    ( 3,743,300)  ( 4,068,300)   ( 2,570,300)
                                ----------    ----------     ----------
                                $2,164,100    $1,183,400     $1,358,600
                                ==========    ==========     ==========

    The financial statements include noncurrent deferred tax liabilities of $4,131,400 and $4,036,000 in 1998 and 1997, respectively, and current deferred tax assets of $1,967,300 and $2,852,600 which are included in prepaid and current deferred taxes.

    A reconciliation of the provision for income taxes to an amount determined by application of the statutory federal income tax rate follows:

                                        Year Ended September 30,
                                     1998          1997           1996
                                   --------     ----------     ----------
     Statutory rate               ($250,000)   ($3,070,700)    $1,580,400
     Increase (decrease)
      resulting from:
        Tax credits                       0    (     3,200)             0
        Nondeductible items          67,500        125,000         66,200
        State taxes (net)         ( 171,700)   (    37,800)   (    61,000)
        Other (net)               (   9,000)   (       700)        91,600
                                   --------     ----------     ----------
     Tax provision (benefit)      ($363,200)   ($2,987,400)    $1,677,200
                                   ========     ==========     ==========

J.   Related Party Transactions:
     --------------------------
     During fiscal year 1997, the Company granted a loan of $800,000 to the Company's Chairman of the Board and Chief Executive Officer. The loan bears interest at the brokerage call rate (7.25% at September 30, 1998) and is being repaid in quarterly installments of $50,000 commencing March 1998, with a final payment of $400,000 due in March 2000. The loan is collateralized by 150,000 shares of the Company's Common Stock and 73,000 shares of the common stock of Unico Corporation.

     Certain directors and officers of the Company are also directors, officers and shareholders of Unico Corporation ("Unico"), formerly the Company's parent, and other affiliated companies. The following is a summary of significant transactions with these entities:

     (1) The Company leases five stores and certain other locations from Unico and leases its corporate headquarters and four additional locations from affiliates of Unico. Aggregate rentals in connection with these leases were $629,800 (1998), $672,600 (1997) and $693,400 (1996).

     (2) The Company charges an affiliate of Unico for general and administrative services provided. Such charges amounted to $8,500
         (1998), $11,700 (1997) and $11,100 (1996).

     (3) During fiscal year 1996, the Company purchased a store location from Unico for a purchase price of $116,200.

     The Company received commissions from TeleBeam Incorporated ("TeleBeam") for coin-operated telephones installed at convenience store locations and for the sale of prepaid telephone cards. Payments received from TeleBeam were $296,700 (1998), $428,800 (1997) and $452,200 (1996). The Company
     also made payments to TeleBeam for discounted prepaid telephone cards and telephone service. Payments made to TeleBeam were $748,700 (1998), $577,000 (1997) and $557,700 (1996). The majority of the stock of TeleBeam is beneficially owned or controlled by persons related to the Company's Chairman and Chief Executive Officer.

     In fiscal year 1997, the Company purchased a property for $1,500,000 from a partnership in which a former director is also a partner. Prior to the purchase, the Company paid rents to the partnership of $35,500 (1997) and $40,000 (1996).


K.   Retirement Savings and Incentive Plan:
     -------------------------------------
     The Company has a contributory retirement savings plan covering all employees meeting minimum age and service requirements. The Company will match one-half of employee contributions up to 3% of the employee's compensation. The Company's contributions are invested in the Company's Common Stock. The Board of Directors may elect to make additional contributions to be allocated among all eligible employees in accordance with provisions of the plan. The retirement savings plan expense, which is funded currently, was $110,300 (1998), $127,000 (1997) and $113,800
     (1996).

L.   Deferred Compensation Plan and Performance Unit Plan:
     ----------------------------------------------------
     The Company has a nonqualified deferred compensation plan which permits key executives to elect annually (via individual contracts) to defer a portion of their compensation until their retirement, death or disability. The Company makes a 50% matching contribution not exceeding $5,000 annually per executive. The deferred compensation expense was $15,600, $25,700 and $28,200 for the years ended September 30, 1998, 1997 and 1996, respectively.

     The Company has recorded the assets and liabilities for the deferred compensation plan in the consolidated balance sheets because such assets and liabilities belong to the Company rather than to any plan or trust. The asset and matching liability of $487,500 and $1,056,500 at September 30, 1998 and 1997, respectively, include employee deferrals, accrued earnings and matching contributions of the Company. The asset amount is included in net intangible and other assets and the liability amount is included in deferred income and other liabilities.

     The Company also has a Performance Unit Plan to provide long-term incentives to senior executives. Under the Performance Unit Plan, the amount of compensation is determined over the succeeding three-year period based upon performance of the Company as well as individual goals for the senior executives. Compensation expense recognized under this plan was $29,000, $0 and $99,200 for fiscal years 1998, 1997 and 1996, respectively.


M.   Equity Compensation Plans:
     -------------------------
     The Company has an Equity Compensation Plan, pursuant to which no additional stock options may be granted, and a 1996 Equity Compensation Plan, which became effective November 1, 1996. The Company has reserved 163,455 shares of common stock which can be issued in accordance with the terms of the Equity Compensation Plan and 1,000,000 shares of common stock which can be issued in accordance with the terms of the 1996 Equity Compensation Plan.

     Both the Equity Compensation Plan and the 1996 Equity Compensation Plan are collectively discussed as the "Plans" below.

     A committee of the Board of Directors has authority to administer the Plans, and the committee may grant qualified incentive stock options to employees of the Company, including officers, whether or not they are directors. The Plans also provide that all nonemployee directors will receive annual nonqualified stock option grants for 2,000 shares of common stock plus 500 shares for each full year the director has served as a member of the board, up to a maximum of 4,000 shares per grant, on the date of each annual meeting. In addition, newly appointed or elected nonemployee directors receive an initial grant for 5,000 shares. Nonemployee directors will also receive grants of stock equal in value to and in lieu of two-thirds of the retainer due to such director.

     The Company granted options to purchase 7,140, 6,223 and 4,116 shares of common stock to nonemployee directors under the Plans during fiscal years 1998, 1997 and 1996, respectively. The exercise price of all options granted under the Plans may not be less than the fair market value of the common stock on the date of grant, and the maximum allowable term of each option is ten years. For qualified stock options granted to any person who holds more than 10% of the voting power of the outstanding stock, the exercise price may not be less than 110% of the fair market value, and the maximum allowable term is five years. Options granted under the Plans generally have various vesting schedules.
                                       41

     -------------------------------------
     Information regarding outstanding options is presented below. All options outstanding are exercisable according to their vesting schedule.

     Outstanding Options for Shares of Common Stock:

                                                             Weighted Average
                                Outstanding     Exercise      Exercise Price
                                  Options    Price Per Share     Per Share
                                -----------  --------------- ----------------
    Balance, October 1, 1995       463,909    $2.50 to $6.36      $4.81
    Granted                         96,260    $7.00 to $8.50      $7.50
    Exercised                     (232,682)   $2.50 to $6.36      $4.54
    Canceled                      (  1,210)   $5.37               $5.37
                                   -------
    Balance, September 30, 1996    326,277    $2.50 to $8.50      $5.79
    Granted                        110,140    $5.63 to $6.88      $6.23
    Exercised                     (    750)   $3.50               $3.50
    Canceled                      ( 30,632)   $2.50 to $7.00      $5.30
                                   -------
    Balance, September 30, 1997    405,035    $2.50 to $8.50      $5.95
    Granted                        318,556    $3.13 to $5.78      $3.82
    Exercised                     ( 23,000)   $2.50 to $3.50      $2.76
    Canceled                      (165,025)   $3.50 to $8.50      $6.29

    Balance, September 30, 1998:

                                   212,250    $2.50 to $3.75      $3.30
                                   168,561    $3.76 to $5.65      $4.77
                                   154,755    $5.66 to $8.50      $6.55
                                   -------
                                   535,566    $2.50 to $8.50      $4.70
                                   -------
    Exercisable at
      September 30, 1998           204,233    $2.50 to $8.50      $5.93
                                   =======

    Balance of Shares Reserved for
      Grant at September 30, 1998  614,526
                                   =======

    The weighted average fair value of the stock options granted during fiscal years 1998, 1997 and 1996 were $1.88, $2.97 and $3.65, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended September 30,

                                            1998        1997        1996
                                          ---------   ---------   ---------
          Risk-free interest rate              4.8%        6.3%        6.2%
          Expected volatility                 37.9%       29.3%       29.3%
          Expected life in years               7.9         8.2         8.4
          Contractual life in years            8.9         9.0         9.2

          Fair value of options granted   $597,578    $327,163    $351,371

    -------------------------------------
    The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plans been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net earnings (loss) and earnings (loss) per share for the fiscal years ended September 30, 1998, 1997 and 1996 would have been as follows:

                                    1998        1997         1996
                                  --------   ----------   ----------
          Net earnings (loss):
            As reported          ($371,955) ($6,044,065) ($2,971,044)
            Pro forma            ($466,503) ($6,262,937) ($2,746,518)
          Basic earnings
           (loss) per share:
            As reported          ($   0.05) ($     0.91) ($     0.46)
            Pro forma            ($   0.07) ($     0.94) ($     0.42)
          Diluted earnings
           (loss) per share:
            As reported          ($   0.05) ($     0.91) ($     0.44)
            Pro forma            ($   0.07) ($     0.94) ($     0.41)



N.  Nonqualified Stock Options:
    --------------------------
    On February 26, 1993, the Company made a one-time, special grant of nonqualified stock options to each of Henry D. Sahakian and Daniel D. Sahakian to purchase 150,000 shares of common stock of the Company at a price of $4.50 per share in exchange for their relinquishment of effective voting control of the Company as a result of the elimination of the super-majority voting provisions of the Class B Common Stock. These nonqualified stock options are not related to the Company's Equity Compensation Plan. Henry D. Sahakian exercised his option during fiscal year 1996 by exchanging 84,375 shares of the Company's Common Stock valued at $675,000. Daniel D. Sahakian exercised his option during fiscal year 1998 for a cash payment to the Company of $675,000.

SUPPLEMENTARY FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                 1ST           2ND           3RD           4TH
                               QUARTER       QUARTER       QUARTER       QUARTER
                             -----------   -----------   -----------   -----------
Year Ended September 30, 1998
-----------------------------
 Revenues                    $82,191,301   $56,012,612   $63,279,423   $64,885,377

 Gross Profits                20,627,858    16,488,756    16,655,311    17,893,254
 Earnings (Loss) Before
  Extraordinary Item        (    274,243) (    429,694)      376,219       200,078
 Extraordinary Item-Loss
  From Debt Extinguishment             0             0       244,315             0
                             -----------   -----------   -----------   -----------
Net Earnings (Loss)         ($   274,243) ($   429,694)  $   131,904   $   200,078
                             ===========   ===========   ===========   ===========
 Earnings (Loss) Per Share
  Before Extraordinary
  Item                      ($      0.04) ($      0.06)  $      0.06   $      0.03
 Loss Per Share From
  Extraordinary Item                0.00          0.00  (       0.04)         0.00
                             -----------   -----------   -----------   -----------
 Net Earnings (Loss)
  Per Share                 ($      0.04) ($      0.06)  $      0.02   $      0.03
                             ===========   ===========   ===========   ===========
                                 1ST           2ND           3RD           4TH
                               QUARTER       QUARTER       QUARTER       QUARTER
                             -----------   -----------   -----------    -----------
Year Ended September 30, 1997
-----------------------------
 Revenues                    $89,409,027   $81,415,601   $91,960,873    $89,414,874
 Gross Profits                22,591,987    20,452,844    21,560,290     20,270,687
 Earnings (Loss) Before
  Cumulative Effect of
  Accounting Change              193,511  (    925,542)        4,289   (  3,848,183)
 Cumulative Effect of
  Accounting Change         (  1,468,140)            0             0              0
                             -----------   -----------   -----------    -----------
 Net Earnings (Loss)        ($ 1,274,629) ($   925,542)  $     4,289   ($ 3,848,183)
                             ===========   ===========   ===========    ===========
 Earnings (Loss) Per Share
  Before Cumulative Effect
  of Accounting Change       $      0.03  ($      0.14)  $      0.00   ($      0.58)
 Cumulative Effect of
  Accounting Change         (       0.22)         0.00          0.00           0.00
                             -----------   -----------   -----------    -----------
 Net Earnings (Loss)
  Per Share                 ($      0.19) ($      0.14)  $      0.00   ($      0.58)
                             ===========   ===========   ===========    ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


PART III

In accordance with Instruction G(3), the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the Registrant's Definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after September 30, 1998, the end of the fiscal year covered by this report.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(A)  Financial Statements and Schedules

The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

(1)  Financial Statements

                                                                PAGE(S)

    Report of Deloitte & Touche LLP, Independent Auditors         22

    Consolidated Balance Sheets - September 30, 1998 and 1997    23-24

    Consolidated Statements of Operations for the years ended
    September 30, 1998, 1997 and 1996                             25

    Consolidated Statements of Stockholders' Equity for the years
    ended September 30, 1998, 1997 and 1996                       26

    Consolidated Statements of Cash Flows for the years ended
    September 30, 1998, 1997 and 1996                            27-28

    Notes to Consolidated Financial Statements                   29-43

    Supplementary Financial Information - Selected Quarterly
    Financial Data (Unaudited)                                    44

(2)  Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the financial statements and notes thereto included in this report. Schedules not included below have been omitted because they are not applicable or required or because the required information is not material or is included in the financial statements or notes thereto.

The following schedule for the years ended September 30, 1998, 1997 and 1996 is included in this report:

                                                                 PAGE

    Schedule II     Valuation and Qualifying Accounts             50


(B)  Reports on Form 8-K

Uni-Marts, Inc. filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended September 30, 1998.


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

    4.1     Form of the Company's Common Stock Certificate (Filed as Exhibit
            4.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1993, File No. 1-11556, and incorporated herein by reference thereto).

    10.1 Uni-Marts, Inc. Amended and Restated Equity Compensation Plan (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference thereto).

    10.3    Uni-Marts, Inc. Retirement Savings & Incentive Plan (Filed as
            Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 33-9807, filed on July 10, 1991 and incorporated herein by reference thereto).

    10.4 Form of Indemnification Agreement between Uni-Marts, Inc. and each of its Directors (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 25, 1988 Annual Meeting of Stockholders, File No. 0-15164, and incorporated herein by reference thereto).

    10.5 Uni-Marts, Inc. Deferred Compensation Plan (Filed as Exhibit 10.8 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1990, File No. 0-15164, and incorporated herein by reference thereto).

    10.6 Uni-Marts, Inc. Annual Bonus Plan (Filed as Exhibit 10.8 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

    10.7 Uni-Marts, Inc. Performance Unit Plan (Filed as Exhibit 10.9 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

    10.8 Composite copy of Change in Control Agreements between Uni-Marts, Inc. and its executive officers (Filed as Exhibit 10.10 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

    10.9 Uni-Marts, Inc. 1996 Equity Compensation Plan (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 22, 1996 Annual Meeting of Stockholders and incorporated herein by reference thereto).

    10.10   Amendment 1998-1 to the Uni-Marts, Inc. 1996 Equity Compensation
            Plan.

    10.11 Amended and Restated Note between Henry D. Sahakian and Uni-Marts, Inc. dated January 7, 1998 (Filed as Exhibit 10.16 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference thereto).

    10.12 Loan Agreement between FFCA Acquisition Corporation and Uni-Marts, Inc. (Filed as Exhibit 10.10 to the Company's Quarterly
            Report on Form 10-Q for the period ended on July 2, 1998 and incorporated herein by reference thereto).

    10.13 Revolving Loan Agreement between FFCA Acquisition Corporation and Uni-Marts, Inc. (Filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended on July 2, 1998 and incorporated herein by reference thereto).

    10.14 Property Loan Agreement between FFCA Acquisition Corporation and Uni-Marts, Inc. (Filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended on July 2, 1998 and incorporated herein by reference thereto).

    11      Statement regarding computation of per share earnings.

    21      Subsidiary of the registrant.

    23      Consent of Deloitte & Touche LLP.

    27      Financial data schedule.

    99      Report on Form 11-K.


(D) Schedules

The schedules listed in Item 14(A) are filed as part of this Annual Report on Form 10-K.

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

                                     DATED: December 24, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

      SIGNATURE                     TITLE                 DATE
      ---------                     -----                 ----

/S/ HENRY D. SAHAKIAN
-----------------------      Chairman of the Board     December 24, 1998
Henry D. Sahakian

/S/ J. KIRK GALLAHER
-----------------------      Executive Vice President  December 24, 1998
J. Kirk Gallaher             and Director

/S/ M. MICHAEL ARJMAND
-----------------------      Director                  December 24, 1998
M. Michael Arjmand

/S/ HERBERT C. GRAVES
-----------------------      Director                  December 24, 1998
Herbert C. Graves

/S/ STEPHEN B. KRUMHOLZ
-----------------------      Director                  December 24, 1998
Stephen B. Krumholz

/S/ DANIEL D. SAHAKIAN
-----------------------      Director                  December 24, 1998
Daniel D. Sahakian

/S/ GEROLD C. SHEA
-----------------------      Director                  December 24, 1998
Gerold C. Shea

                              UNI-MARTS, INC.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A        Column B           Column C         Column D     Column E
                                   Additions
                            ----------------------
                                        Charged to
                Balance at  Charged to    other                  Balance at
                beginning   costs and   accounts-   Deductions-    end of
Description     of period    expenses    describe   describe(1)    period
-----------     ----------  ----------  ----------  -----------  ----------
YEAR ENDED SEPTEMBER 30, 1998:
-----------------------------
Allowance for
  doubtful
  accounts       $132,600    $304,500    $     0     ($52,200)    $384,900
                 ========    ========    =======      =======     ========


YEAR ENDED SEPTEMBER 30, 1997:
-----------------------------
Allowance for
  doubtful
  accounts       $ 74,600    $105,200    $     0     ($ 47,200)   $132,600
                 ========    ========    =======      ========    ========


YEAR ENDED SEPTEMBER 30, 1996:
-----------------------------
Allowance for
  doubtful
  accounts       $123,800    $ 50,200    $     0     ($ 99,400)   $ 74,600
                 ========    ========    =======      ========    ========


(1)  Specific account or note receivable written off to allowance.

                      UNI-MARTS, INC. AND SUBSIDIARY
                               EXHIBIT INDEX


Number Description                                               Page(s)

10.10          Amendment 1998-1 to the Uni-Marts, Inc. 1996
               Equity Compensation Plan.                          52-53

11             Statement regarding computation of per share
               earnings for the years ended September 30, 1998,
               1997 and 1996.                                     54-55

21             Subsidiary of the registrant.                       56

23             Consent of Deloitte & Touche LLP                    57

27             Financial Data Schedule                             58

99             Report on Form 11-K                                59-81