Form 10-K405/A
period 1998-09-30
UNI MARTS INC
filed 1999-01-13
CIK 805020

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

                         This Document Contains 5 Pages.

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

    -------------------------------------
     Outstanding Options for Shares of Common Stock:

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

                                    1998        1997         1996
                                  --------   ----------   ----------
          Net earnings (loss):
            As reported          ($371,955) ($6,044,065)  $2,971,044
            Pro forma            ($466,503) ($6,262,937)  $2,746,518
          Basic earnings
           (loss) per share:
            As reported          ($   0.05) ($     0.91)  $     0.46
            Pro forma            ($   0.07) ($     0.94)  $     0.42
          Diluted earnings
           (loss) per share:
            As reported          ($   0.05) ($     0.91)  $     0.44
            Pro forma            ($   0.07) ($     0.94)  $     0.41

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

                                     DATED: January 13, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

      SIGNATURE                     TITLE                 DATE
      ---------                     -----                 ----

/S/ HENRY D. SAHAKIAN
---------------------------    Chairman of the Board      January 13, 1999
Henry D. Sahakian

/S/ J. KIRK GALLAHER
---------------------------    Executive Vice President   January 13, 1999
J. Kirk Gallaher                 and Director


-----------------------------  Director
M. Michael Arjmand


-----------------------------  Director
Herbert C. Graves


-----------------------------  Director
Stephen B. Krumholz


------------------------------ Director
Daniel D. Sahakian


-----------------------------  Director
Gerold C. Shea