Form 10-Q
period 1998-12-31
UNI MARTS INC
filed 1999-02-16
CIK 805020

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                December 31, 1998
                               --------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number                       1-11556
                      -----------------------------------------------------

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

6,870,222 Common Shares were outstanding at February 5, 1999.




                   This Document Contains 52 Pages.

                    UNI-MARTS, INC. AND SUBSIDIARY
                                INDEX


PART I.  FINANCIAL INFORMATION
------------------------------
                                                                    PAGE(S)

Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets -
            December 31, 1998 and September 30, 1998                 3-4

           Condensed Consolidated Statements of Operations -
            Quarters Ended December 31, 1998 and January 1, 1998      5

           Condensed Consolidated Statements of Cash Flows -
            Quarters Ended December 31, 1998 and January 1, 1998     6-7

           Notes to Condensed Consolidated Financial Statements      8-10

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     11-14


PART II.  OTHER INFORMATION
---------------------------
Item 6.   Exhibits and Reports on Form 8-K                          14-15

Exhibit Index                                                        17

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         UNI-MARTS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                              December 31,   September 30,
                                                  1998           1998
                                              ------------   -------------
                                               (Unaudited)

               ASSETS
CURRENT ASSETS:
  Cash                                         $ 2,035,234    $ 5,838,318
  Accounts receivable - less allowances of
   $428,100 and $384,900                         2,600,580      2,296,187
  Tax refunds receivable                         1,416,363      1,416,363
  Inventories                                   11,325,080     10,628,307
  Prepaid and current deferred taxes             1,865,708      1,975,802
  Property held for sale                         1,275,196      1,729,598
  Prepaid expenses and other                       913,852        929,304
  Loan due from officer - current portion           60,000        200,000
                                               -----------    -----------
TOTAL CURRENT ASSETS                            21,492,013     25,013,879


PROPERTY, EQUIPMENT AND IMPROVEMENTS -
 at cost, less accumulated depreciation and
 amortization of $49,154,000 and
 $47,978,600                                    63,452,634     63,960,971

LOAN DUE FROM OFFICER                              400,000        450,800

NET INTANGIBLE AND OTHER ASSETS                  5,665,433      5,582,989
                                               -----------    -----------
TOTAL ASSETS                                   $91,010,080    $95,008,639
                                               ===========    ===========




                         UNI-MARTS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                              December 31,   September 30,
                                                  1998            1998
                                              ------------   -------------
                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $ 9,060,421     $11,120,972
  Gas taxes payable                              2,303,845       2,324,299
  Accrued expenses                               4,129,189       5,304,579
  Credit line payable                            3,500,000       3,500,000
  Current maturities of long-term debt             914,292       1,107,818
  Current obligations under capital leases          70,810          70,810
                                               -----------     -----------
TOTAL CURRENT LIABILITIES                       19,978,557      23,428,478

LONG-TERM DEBT, less current maturities         33,888,858      33,846,812

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                          457,518         474,826

DEFERRED TAXES                                   3,916,200       4,131,400

DEFERRED INCOME AND OTHER LIABILITIES            2,995,865       3,086,948

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 per share:
    Authorized 15,000,000 shares
    Issued 7,316,797 and 7,316,797
    shares, respectively                           731,680         731,680

  Additional paid-in capital                    24,172,637      24,189,258

  Retained earnings                              7,593,457       7,882,583
                                               -----------     -----------
                                                32,497,774      32,803,521
  Less treasury stock, at cost - 448,183
    and 455,545 shares of Common Stock,
    respectively                              (  2,724,692)   (  2,763,346)
                                               -----------     -----------
                                                29,773,082      30,040,175
                                               -----------     -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                   $91,010,080     $95,008,639
                                               ===========     ===========


                 See notes to consolidated financial statements

                    UNI-MARTS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                               QUARTER ENDED
                                      December 31,       January 1,
                                          1998              1998
                                      ------------     ------------
REVENUES:
 Merchandise sales                     $35,398,487      $45,254,511
 Gasoline sales                         25,321,375       36,380,554
 Other income                              429,163          556,236
                                       -----------     ------------
                                        61,149,025       82,191,301
                                       -----------     ------------
COSTS AND EXPENSES:
 Cost of sales                          43,969,762       61,563,443
 Selling                                13,217,278       16,696,761
 General and administrative              1,779,847        1,711,451
 Depreciation and amortization           1,572,661        1,585,349
 Interest                                1,008,903        1,125,740
                                       -----------     ------------
                                        61,548,451       82,682,744
                                       -----------     ------------
LOSS BEFORE INCOME TAXES              (    399,426)    (    491,443)
INCOME TAX BENEFIT                    (    110,300)    (    217,200)
                                       -----------      -----------
NET LOSS                              ($   289,126)    ($   274,243)
                                       -----------      -----------

NET LOSS PER SHARE                    ($      0.04)    ($      0.04)
                                       ===========     ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                      6,865,537        6,655,275
                                       ===========     ============


















            See notes to consolidated financial statements

                    UNI-MARTS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                      QUARTER ENDED
                                              December 31,     January 1,
                                                  1998           1998
                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others       $60,619,378    $80,009,909
 Cash paid to suppliers and employees         ( 62,816,193)  ( 78,884,923)
 Net receipts for sales and purchases
  of trading equity securities                           0        715,908
 Dividends and interest received                    58,966         21,251
 Interest paid                                (    954,038) (   1,104,223)
 Income taxes received                               5,194        503,790
                                               -----------   ------------
    NET CASH (USED) PROVIDED BY OPERATING
     ACTIVITIES                               (  3,086,693)     1,261,712

CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets              558,892          1,671
 Purchase of property, equipment and
  improvements                                (  1,001,177)  (    929,932)
 Note receivable from officer                       50,800   (     15,544)
 Cash advanced for intangible and other
  assets                                      (     94,066)  (     13,419)
 Cash received for intangible and other
  assets                                             5,374        165,347
                                               -----------    -----------
    NET CASH USED IN INVESTING ACTIVITIES     (    480,177)  (    791,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments under revolving credit agreement               0   (  2,000,000)
 Principal payments on debt                   (    236,214)  (  1,909,587)
 Proceeds from issuance of common stock                  0         55,000
                                               -----------    -----------
    NET CASH USED BY FINANCING ACTIVITIES     (    236,214)  (  3,854,587)
                                               -----------    -----------
NET DECREASE IN CASH                          (  3,803,084)  (  3,384,752)

CASH:
 Beginning of period                             5,838,318      5,993,388
                                               -----------    -----------
 End of period                                 $ 2,035,234    $ 2,608,636
                                               ===========    ===========

                    UNI-MARTS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (CONTINUED)
                             (Unaudited)

                                                         QUARTER ENDED
                                                December 31,        January 1,
                                                    1998               1998
                                                ------------       ------------
RECONCILIATION OF NET LOSS TO NET CASH (USED)
 PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                        ($  289,126)       ($  274,243)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 (USED) PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                   1,572,661          1,585,349
  Net unrealized holding loss on trading
   securities                                           378            116,540
  Gain on sale of trading equity securities               0        (    81,573)
  Loss on sale of capital assets and other           69,302             31,956
  Changes in assets and liabilities:
   (Increase) decrease in:
    Trading equity securities                             0            267,602
    Accounts receivable                         (   304,393)       ( 1,660,200)
    Inventories                                 (   696,773)         4,303,788
    Prepaid expenses                                 13,842            107,058
   Increase (decrease) in:
    Accounts payable and accrued expenses       ( 3,256,395)       ( 3,204,590)
    Deferred income taxes and other
     liabilities                                (   196,189)            70,025
                                                 ----------         ----------
     TOTAL ADJUSTMENTS TO NET LOSS              ( 2,797,567)         1,535,955
                                                 ----------         ----------
NET CASH (USED) PROVIDED BY OPERATING
 ACTIVITIES                                     ($3,086,693)        $1,261,712
                                                 ==========         ==========

















            See notes to consolidated financial statements

                    UNI-MARTS, INC. AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

A.   FINANCIAL STATEMENTS:

     The consolidated balance sheet as of December 31, 1998, the consolidated statements of operations and the consolidated statements of cash flows for the quarters ended December 31, 1998 and January 1, 1998 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 1998 and the results of operations and cash flows for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Certain reclassifications have been made to the September 30, 1998 financial statements to conform to classifications used in fiscal year 1999. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full year.


B.   INTANGIBLE AND OTHER ASSETS:

     Intangible and other assets consist of the following:

                                    December 31,  September 30,
                                        1998          1998
                                    ------------  -------------
     Goodwill                         $5,803,443     $5,803,443

     Lease acquisition costs             827,465        827,465

     Other intangible assets              61,060         91,879

     Other assets                      1,603,135      1,428,071
                                      ----------     ----------
                                       8,295,103      8,150,858

     Less accumulated amortization     2,629,670      2,567,869
                                      ----------     ----------
                                      $5,665,433     $5,582,989
                                      ==========     ==========

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


C.   SHORT-TERM CREDIT FACILITIES:

     The Company has two short-term credit facilities, one of which has only a $2.7 million letter of credit outstanding at December 31, 1998. This letter of credit expires on June 30, 1999. The second short-term credit facility is a secured $10.0 million revolving line of credit facility with $3.0 million available for letters of credit. At December 31, 1998, borrowings of $3.5 million were outstanding. This facility is renewable annually and bears interest at a floating rate of LIBOR plus 2.75%. The interest rate at December 31, 1998 was 8.37%. Management expects to replace the expiring letter of credit from the new facility in June 1999.


D.   LONG-TERM DEBT:
                                                  December 31,  September 30,
                                                      1998           1998
                                                  ------------  -------------
Mortgage Loan.  Principal and interest will
 be paid in 235 monthly installments.  The
 interest rate at December 31, 1998 was
 9.08%.                                            $34,043,695    $34,140,001

Equipment Loan.  Principal and interest are
 paid in monthly installments.  The loan
 expires in 2001.  The interest rate at
 December 31, 1998 was 9.5%.                           541,869        594,309

Mortgage Loan Payable.  Principal and interest
 are paid in monthly installments.  The loan
 expires in 2010.  The interest rate at
 December 31, 1998 was 8.5%.                           217,586        220,320
                                                   -----------    -----------
                                                    34,803,150     34,954,630
Less current maturities                                914,292      1,107,818
                                                   -----------    -----------
                                                   $33,888,858    $33,846,812
                                                   ===========    ===========

The mortgage loans are collateralized by $47,255,100 of property, at cost.


E.   RELATED PARTY TRANSACTION:

     In January 1999, the Company's Board of Directors approved the refinancing of a note receivable from the Company's Chief Executive Officer and Chairman of the Board. The note, when amended, will bear interest at the brokerage call rate plus 0.5% and will require payments of $60,000 plus interest on November 1, 1999, 2000, 2001, 2002 and 2003. A final payment of $300,000 is due on November 1, 2004.

F.   NEW ACCOUNTING PRONOUNCEMENTS:

     Effective October 1, 1998, the Company adopted Statement Nos. 130 and 132 of the Financial Accounting Standards Board ("FASB"). FASB Statement No. 130, "Reporting Comprehensive Income," was adopted although the Company had no transactions involving other comprehensive income in any of the periods presented. FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was adopted by the Company although its prior disclosures were in compliance with this statement.

     The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. The Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is not required to adopt this standard until the end of fiscal year 1999. At this time, the Company has not determined the impact this standard will have on the Company's financial statements but does not expect the effect to be material.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments. The Company is not required to adopt this standard until fiscal year 2000 but expects that the adoption will have a minimal effect on the Company's financial statements.


G. CONTINGENCIES:

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

ITEM 2.
                    UNI-MARTS, INC. AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the
Company for the periods indicated:
                                                 QUARTER ENDED
                                      December 31,          January 1,
                                          1998                 1998
                                      ------------          ----------
Revenues:
  Merchandise sales                        57.9%                55.0%
  Gasoline sales                           41.4                 44.3
  Other income                              0.7                  0.7
Total revenues                            100.0                100.0
                                          -----                -----
Cost of sales                              71.9                 74.9
                                          -----                -----
Gross profit:
  Merchandise (as a percentage of
   merchandise sales)                      37.1                 34.3
  Gasoline (as a percentage of
   gasoline sales)                         14.3                 12.5

Total gross profit                         28.1                 25.1

Costs and expenses:
  Selling                                  21.6                 20.3
  General and administrative                2.9                  2.1
  Depreciation and amortization             2.6                  1.9
  Interest                                  1.6                  1.4
Total expenses                             28.7                 25.7
                                          -----                -----
Loss before income taxes                 (  0.6)              (  0.6)
Income tax benefit                       (  0.2)              (  0.3)
                                          -----                -----
Net loss                                 (  0.4)%             (  0.3)%
                                          =====                =====
OPERATING DATA (CONVENIENCE STORES ("C-STORES") ONLY):
 Average, per store, for stores open two
  full comparable periods:
   Merchandise sales                    $   127,734          $   122,895
   Gasoline sales                       $   124,851          $   134,430
   Gallons of gasoline sold                 161,993              137,027
 Total gallons of gasoline sold          32,448,761           36,131,585
 Gross profit per gallon of
  gasoline                              $     0.109          $     0.122

 C-Stores at beginning of period                256                  384
 C-Stores added                                   0                    0
 C-Stores closed                                  1                   96
 C-Stores converted to Choice
  locations                                       1                    1
 C-Stores at end of period                      254                  287

 Company-operated stores                        243                  264
 Franchisee-operated stores                      11                   23

 Choice Cigarette Discount Outlets               21                   18
 Locations with self-service gasoline           203                  217

RESULTS OF OPERATIONS:

Matters discussed below should be read in conjunction with "Statements of Operations Data" and "Operating Data (Convenience Stores Only)" on the preceding pages. Certain statements contained in this report are forward looking, such as statements regarding the Company's plans and strategies or future financial performance. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors discussed elsewhere in this report, the Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation, general economic, business and market conditions; environmental, tax and tobacco legislation or regulation; volatility of gasoline prices, margins and supplies; merchandising margins; customer, traffic; weather conditions; labor costs and the level of capital expenditures.


QUARTERS ENDED DECEMBER 31, 1998 AND JANUARY 1, 1998
----------------------------------------------------
Total revenues in the quarter ended December 31, 1998 were $61.2 million, a decline of $21.0 million, or 25.6%, from total revenues of $82.2 million in the quarter ended January 1, 1998. This decline is primarily the result of the Company's termination of its relationship with Getty Petroleum Corp. and its affiliates ("Getty") in December 1997 at which time the Company returned control of 96 convenience stores to Getty. An additional nine stores reverted to Getty control in January 1998. The Company operated 21 Choice Cigarette Discount Outlets ("Choice") at December 31, 1998 (18 at January 1, 1998) and merchandise sales discussed herein include sales of tobacco products at these locations. Merchandise sales declined by $9.9 million, or 21.8%, from $45.3 million in the first quarter of fiscal year 1998 to $35.4 million in the first quarter of fiscal year 1999. This decline is also primarily due to the loss of sales at the stores returned to Getty. At stores open during the first quarter of both fiscal years, merchandise sales increased 3.9%. Gasoline sales were $25.3 million in the first quarter of fiscal year 1999 compared to $36.4 million in the first quarter of fiscal year 1998, a decline of $11.1 million, or 30.4%. Most of this decline is due to a $0.22 decline per gallon in retail gasoline prices as well as 3.7 million fewer gallons sold in the current year due largely to the return of stores to Getty. At stores open during the first quarter of both fiscal years, gallons of gasoline sold increased 18.2%. Other income declined by $127,000.

Gross profits on merchandise sales decreased $2.4 million, or 15.4%, in the first quarter of fiscal year 1999 due primarily to the lower merchandise sales volume. In the first quarter of fiscal year 1999, gross profits on merchandise sales were $13.1 million, compared to $15.5 million in the preceding fiscal year's first quarter. Gasoline gross profits were $3.6 million in the first quarter of fiscal year 1999 compared to $4.5 million in the same quarter of fiscal year 1998, a decline of $926,000, or 20.4%. This decrease is due to fewer gallons sold at fewer stores in operation and lower gross profits per gallon sold due to competitive pressures.
                                 -12-

Selling expenses were $13.2 million in the first quarter of fiscal year 1999 compared to $16.7 million in the same quarter of fiscal year 1998. This decline of $3.5 million, or 20.8%, is largely the result of fewer stores in operation in the current year. General and administrative expense in the current year increased by $68,000, or 4.0%, from the first quarter of fiscal year 1998 due to staffing increases and higher salary levels and professional fees. Depreciation and amortization expense remained relatively level in the first quarter of the two fiscal years. Interest expense declined by $117,000, or 10.4%, due to lower borrowing levels.

The Company incurred a pre-tax loss of $399,000 in the quarter ended December 31, 1998 compared to a pre-tax loss of $491,000 in the comparable quarter of the prior year. The Company recorded an income tax benefit of $110,000 in the current year compared to a benefit of $217,000 in the first quarter of fiscal year 1998. The income tax benefit is proportionally lower in the current year due to state income tax limitations for utilization of net operating losses. The net loss for the first quarter of fiscal year 1999 was $289,000, or $0.04 per share, compared to a net loss of $274,000, or $0.04 per share in the prior fiscal year's first quarter.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash to acquire and construct new stores and renovate existing locations.

On December 30, 1998, the Company entered into a $10.0 million revolving credit facility with a bank, with $3.0 million available for letters of credit. The Company utilized $3.5 million of this facility to repay its existing revolving credit facility and property loan. The Company intends to utilize this facility to replace its outstanding $2.7 million letter of credit which expires on June 30, 1999.

Capital requirements for debt service and capital leases for the remainder of fiscal year 1999 are approximately $600,000, and capital expenditures of approximately $7.0 million for remodeling costs and upgrades of gasoline-dispensing equipment are anticipated. Funds for renovations of stores and equipment replacement will be supplied from available cash from operations. Management believes that cash presently available, expected available cash generated from operations and cash from the Company's revolving line of credit and new equipment financing will be sufficient to fulfill its cash requirements for the foreseeable future.


THE YEAR 2000 ("Y2K") PROBLEM:

Update on the Company's Y2K Program:
-----------------------------------
The Company is continuing to identify and correct Y2K problems in its mainframe computer applications software and the Company anticipates completion of this phase in April 1999. Testing and modification of mainframe computer hardware and systems software has been completed. Personal computer hardware and software located in the corporate offices has been tested and any needed modifications or replacement are underway. Testing of personal computer hardware and software located in stores and regional offices remains to be completed. Other date-sensitive hardware utilized by the Company will be tested and replaced or modified as necessary. The Company has also begun the process of identifying suppliers of goods and services whose Y2K failure could be disruptive to the Company's business and soliciting written statements from them regarding the status of their Y2K compliance. The Company still anticipates the completion of its Y2K program with testing and contingency planning in June 1999. Total costs are not expected to exceed $400,000.

Risks/Contingency Plans:
-----------------------
Based on its assessment and corrective efforts to date, the Company does not expect material difficulties with the Y2K problem in its internal computer systems. In addition, the Company does not expect material Y2K problems with other date-sensitive hardware or materially disruptive Y2K failures of its suppliers of merchandise and services. The Company's stores are geographically dispersed, and it has a diverse supplier base. Although the Company has a diverse supplier base, it does deal with a limited number of large suppliers whose Y2K failure could have a material effect on the Company's business. The Company believes that it could easily find alternative suppliers and that these factors will moderate any material adverse effects of the Y2K problem. In management's opinion, the largest risks facing the Company are the inability of some of the Company's stores to process retail sales transactions or obtain merchandise to sell. The Company expects to develop appropriate contingency plans pending the outcome of future events.


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

     10.2  Uni-Marts, Inc. Retirement Savings & Incentive Plan (Filed as
           Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 33-9807, filed on July 10, 1991, and incorporated herein by reference thereto).

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

     10.5  Uni-Marts, Inc. Executive Annual Bonus Plan.

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

     10.9 Amendment 1998-1 to the Uni-Marts, Inc. Equity Compensation Plan (Filed as Exhibit 10.10 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1998 and incorporated herein by reference thereto).

     10.10 Amended and Restated Note between Henry D. Sahakian and Uni-Marts, Inc. dated January 7, 1998 (Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended September 30, 1997 and incorporated herein by reference thereto).

     10.11 Loan Agreement between FFCA Acquisition Corporation and Uni-Marts, Inc. dated June 30, 1998 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended on July 2, 1998 and incorporated herein by reference thereto).

     10.12 Revolving Loan Agreement between FFCA Acquisition Corporation and Uni-Marts, Inc. dated June 30, 1998 (filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended on July 2, 1998 and incorporated herein by reference thereto).

     10.13 Revolving Credit Loan Agreement between U.S. Bank and
           Uni-Marts, Inc. dated December 30, 1998.

     11    Statement regarding computation of per share earnings (loss).

     27    Financial Data Schedule.


(b)   REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Uni-Marts, Inc.
                                   ------------------------------------
                                              (Registrant)



Date February 16, 1999              /S/ HENRY D. SAHAKIAN
     -------------------           -------------------------------------
                                   Henry D. Sahakian
                                   Chairman of the Board
                                   (Principal Executive Officer)



Date February 16, 1999              /S/ J. KIRK GALLAHER
     -------------------           -------------------------------------
                                   J. Kirk Gallaher
                                   Executive Vice President, Director
                                   and Chief Financial Officer
                                   (Principal Accounting Officer)
                                   (Principal Financial Officer)

                    UNI-MARTS, INC. AND SUBSIDIARY
                            EXHIBIT INDEX



Number    Description                                  Page(s)
------     -----------                                 -------
10.5      Executive Annual Bonus Plan.                  18-21

10.13     Revolving Credit Loan Agreement between U.S.
          Bank and Uni-Marts, Inc.                      22-50

 11       Statement regarding computation of per
          share earnings (loss).                         51

 27       Financial Data Schedule.                       52