Form 10-Q
period 1999-04-01
UNI MARTS INC
filed 1999-05-17
CIK 805020

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                April 1, 1999
                               -----------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   -----------------------
Commission file number                       1-11556
                       -------------------------------------------------------
                               UNI-MARTS, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Delaware                                                      25-1311379
------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


477 East Beaver Avenue, State College, PA                           16801-5690
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                              (8l4) 234-6000
------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

------------------------------------------------------------------------------

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

6,890,492 Common Shares were outstanding at May 6, 1999.



                  This Document Contains 26 Pages.

                   UNI-MARTS, INC. AND SUBSIDIARY
                               INDEX


PART I.  FINANCIAL INFORMATION                                   PAGE(S)
------------------------------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
           April 1, 1999 and September 30, 1998                   3-4

          Condensed Consolidated Statements of Operations -
           Quarter Ended and Two Quarters ended
           April 1, 1999 and April 2, 1998                         5

          Condensed Consolidated Statements of Cash Flows -
           Two Quarters Ended April 1, 1999 and April 2, 1998     6-7

          Notes to Condensed Consolidated Financial Statements    8-10

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   11-15


PART II.  OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders    15-16

Item 6.   Exhibits and Reports on Form 8-K                       16-17

Exhibit Index                                                     19

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                   UNI-MARTS, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS



                                              April 1,     September 30,
                                                1999            1998
                                            ------------   -------------
                                            (Unaudited)

               ASSETS

CURRENT ASSETS:
  Cash                                       $ 1,833,634     $ 5,838,318
  Accounts receivable - less allowances of
   $424,200 and $384,900                       1,982,000       2,296,187
  Tax refunds receivable                       1,416,363       1,416,363
  Inventories                                 10,965,308      10,628,307
  Prepaid and current deferred taxes           2,370,869       1,975,802
  Property held for sale                         984,777       1,729,598
  Prepaid expenses and other                     703,722         929,304
  Loan due from officer - current portion         60,000         200,000
                                             -----------     -----------
     TOTAL CURRENT ASSETS                     20,316,673      25,013,879


PROPERTY, EQUIPMENT AND IMPROVEMENTS -
 at cost, less accumulated depreciation and
 amortization of $49,582,200 and
 $47,978,600                                  62,065,313      63,960,971

LOAN DUE FROM OFFICER                            550,412         450,800

NET INTANGIBLE AND OTHER ASSETS                6,031,937       5,582,989
                                             -----------     -----------
     TOTAL ASSETS                            $88,964,335     $95,008,639
                                             ===========     ===========

                         UNI-MARTS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                               April 1,      September 30,
                                                 1999             1998
                                             -----------     -------------
                                             (Unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $ 8,734,439     $11,120,972
  Gas taxes payable                             1,998,027       2,324,299
  Accrued expenses                              4,638,492       5,304,579
  Credit line payable                           3,700,000       3,500,000
  Current maturities of long-term debt            930,148       1,107,818
  Current obligations under capital leases         70,810          70,810
                                              -----------     -----------
     TOTAL CURRENT LIABILITIES                 20,071,916      23,428,478

LONG-TERM DEBT, less current maturities        33,627,045      33,846,812

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                         440,209         474,826

DEFERRED TAXES                                  3,702,400       4,131,400

DEFERRED INCOME AND OTHER LIABILITIES           2,728,906       3,086,948

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 per share:
    Authorized 15,000,000 shares
    Issued 7,325,492 and 7,316,797
    shares, respectively                          732,549         731,680

  Additional paid-in capital                   24,169,411      24,189,258

  Retained earnings                             6,164,765       7,882,583
                                              -----------     -----------
                                               31,066,725      32,803,521
  Less treasury stock, at cost - 439,442
    and 455,545 shares of Common Stock,
    respectively                             (  2,672,866)   (  2,763,346)
                                              -----------     -----------
                                               28,393,859      30,040,175
                                              -----------     -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                  $88,964,335     $95,008,639
                                              ===========     ===========

            See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                     QUARTER ENDED              TWO QUARTERS ENDED
                                 April 1,      April 2,       April 1,       April 2,
                                   1999          1998           1999           1998
                               ------------  ------------  -------------  -------------
REVENUES:
 Merchandise sales              $34,687,471   $33,558,239   $ 70,085,958   $ 78,812,750
 Gasoline sales                  21,752,935    21,959,156     47,074,310     58,339,710
 Other income                       786,970       495,217      1,216,133      1,051,453
                                -----------   -----------   ------------   ------------
                                 57,227,376    56,012,612    118,376,401    138,203,913
                                -----------   -----------   ------------   ------------
COSTS AND EXPENSES:
 Cost of sales                   41,529,327    39,523,856     85,499,089    101,087,299
 Selling                         13,337,200    12,730,979     26,554,478     29,427,740
 General and administrative       1,902,559     1,665,363      3,682,406      3,376,814
 Depreciation and amortization    1,512,034     1,641,225      3,084,695      3,226,574
 Interest                           973,648     1,023,083      1,982,551      2,148,823
 Provision for asset impairment     100,000             0        100,000              0
                                -----------   -----------   ------------   ------------
                                 59,354,768    56,584,506    120,903,219    139,267,250
                                -----------   -----------   ------------   ------------
LOSS BEFORE INCOME TAXES       (  2,127,392) (    571,894) (   2,526,818) (   1,063,337)
INCOME TAX BENEFIT             (    698,700) (    142,200) (     809,000) (     359,400)
                                -----------   -----------   ------------   ------------
NET LOSS                       ($ 1,428,692) ($   429,694) ($  1,717,818) ($    703,937)
                                ===========   ===========   ============   ============

NET LOSS PER SHARE             ($      0.21) ($      0.06) ($       0.25) ($       0.11)
                                ===========   ===========   ============   ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING        6,877,076     6,733,817      6,871,276      6,694,119
                                ===========   ===========   ============   ============















            See notes to consolidated financial statements

                   UNI-MARTS, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                  TWO QUARTERS ENDED
                                               April 1,       April 2,
                                                 1999           1998
                                            -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others      $117,223,077   $138,784,120
 Cash paid to suppliers and employees        ( 118,334,348) ( 134,261,707)
 Net receipts for sales and purchases
  of trading equity securities                           0        797,340
 Dividends and interest received                    75,691         41,397
 Interest paid                               (   2,118,531) (   2,269,887)
 Income taxes (paid) received                (      15,067)     2,257,929
                                              ------------   ------------
    NET CASH (USED) PROVIDED BY OPERATING
     ACTIVITIES                              (   3,169,178)     5,349,192

CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets            1,500,122      3,872,943
 Purchase of property, equipment and
  Improvements                               (   1,341,418) (   1,831,843)
 Note receivable from officer                       40,388         73,771
 Cash advanced for intangible and other
  Assets                                     (     807,912) (     150,000)
 Cash received for intangible and other
  assets                                           112,840        467,361
                                              ------------   ------------
    NET CASH (USED) PROVIDED IN INVESTING
     ACTIVITIES                              (     495,980)     2,432,232

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing (payments) under revolving credit
  agreement                                        200,000  (   4,000,000)
 Principal payments on debt                  (     532,997) (   6,857,459)
 Purchases of treasury stock                 (       6,529) (      32,576)
 Proceeds from issuance of common stock                  0        738,500
                                              ------------   ------------
    NET CASH USED BY FINANCING ACTIVITIES    (     339,526) (  10,151,535)
                                              ------------   ------------
NET DECREASE IN CASH                         (   4,004,684) (   2,370,111)

CASH:
 Beginning of period                             5,838,318      5,993,388
                                              ------------   ------------
 End of period                                $  1,833,634   $  3,623,277
                                              ============   ============

                     UNI-MARTS, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (CONTINUED)
                               (Unaudited)

                                                       TWO QUARTERS ENDED
                                                     April 1,       April 2,
                                                      1999            1998
                                                  ------------    ------------
RECONCILIATION OF NET LOSS TO NET CASH (USED)
 PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                          ($1,717,818)   ($  703,937)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 (USED) PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                     3,084,695      3,226,574
  Net unrealized holding loss on trading
   securities                                             259        122,032
  Gain on sale of trading equity securities                 0    (   103,469)
  (Gain) loss on sale of capital assets and other (   276,471)        66,929
  Provision for asset impairment                      100,000              0
  Changes in assets and liabilities:
   (Increase) decrease in:
    Trading equity securities                               0        349,034
    Accounts receivable                               314,187      1,353,912
    Tax refunds receivable                                  0      1,758,929
    Inventories                                   (   337,001)     4,741,678
    Prepaid expenses                                  223,972    (   370,288)
   Increase (decrease) in:
    Accounts payable and accrued expenses         ( 3,378,892)   ( 4,520,583)
    Deferred income taxes and other
     liabilities                                  ( 1,182,109)   (   571,619)
                                                   ----------     ----------
     TOTAL ADJUSTMENTS TO NET LOSS                ( 1,451,360)     6,053,129
                                                   ----------     ----------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES  ($3,169,178)    $5,349,192
                                                   ==========     ==========












             See notes to consolidated financial statements

                   UNI-MARTS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

A.   FINANCIAL STATEMENTS:

     The consolidated balance sheet as of April 1, 1999, the consolidated statements of operations and the consolidated statements of cash flows for the two quarters ended April 1, 1999 and April 2, 1998 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at April 1, 1999 and the results of operations and cash flows for all periods presented have been made.

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


B.   INTANGIBLE AND OTHER ASSETS:

     Intangible and other assets consist of the following:

                                     April 1,     September 30,
                                       1999           1998
                                   ------------   -------------
     Goodwill                        $5,803,443      $5,803,443

     Lease acquisition costs            712,276         827,465

     Other intangible assets             76,060          91,879

     Other assets                     2,012,140       1,428,071
                                     ----------      ----------
                                      8,603,919       8,150,858

     Less accumulated amortization    2,571,982       2,567,869
                                     ----------      ----------
                                     $6,031,937      $5,582,989
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


 C.  SHORT-TERM CREDIT FACILITIES:

     The Company has two short-term credit facilities, one of which has only a $2.7 million letter of credit outstanding at April 1, 1999. This letter of credit expires on June 30, 1999. The second short-term credit acility is a secured $10.0 million revolving line of credit facility with $3.0 million reserved for letters of credit. At April 1, 1999, borrowings of $3.7 million were outstanding. This facility is renewable annually and bears interest at a floating rate of LIBOR plus 2.75%. The interest rate at April 1, 1999 was 7.687%. Management expects to replace the expiring letter of credit from the new facility in June 1999.


D.   LONG-TERM DEBT:
                                                 April 1,   September 30,
                                                   1999         1998
                                               -----------  -------------
Mortgage Loan.  Principal and interest will
 be paid in 231 monthly installments.  The
 loan bears interest at a rate of 9.08%.       $33,853,062  $34,140,001

Equipment Loan.  Principal and interest are
 paid in monthly installments.  The loan
 expires in 2001 and bears interest at
 at a rate of 9.5%.                                489,431      594,309

Mortgage Loan.  Principal and interest are
 paid in monthly installments.  The loan
 expires in 2010 and bears interest at the
 prime rate, adjustable annually.  The
 interest rate at April 1, 1999 was 7.75%.         214,700      220,320
                                               -----------  -----------
                                                34,557,193   34,954,630
Less current maturities                            930,148    1,107,818
                                               -----------  -----------
                                               $33,627,045  $33,846,812
                                               ===========  ===========
The mortgage loans are collateralized by $47,407,900 of property, at cost.

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


G. CONTINGENCIES:

Litigation - The Company is involved in litigation and other legal matters which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.
                         UNI-MARTS, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:
                                                QUARTER ENDED         TWO QUARTERS ENDED
                                        April 1,     April 2,        April 1,    April 2,
                                          1999         1998            1999        1998
                                      ------------ ------------   -----------  -----------
Revenues:
  Merchandise sales                       60.6%        59.9%         59.2%      57.0%
  Gasoline sales                          38.0         39.2          39.8       42.2
  Other income                             1.4          0.9           1.0        0.8
                                         -----        -----         -----      -----
Total revenues                           100.0        100.0         100.0      100.0
Cost of sales                             72.6         70.6          72.2       73.1
                                         -----        -----         -----      -----
Gross profit:
  Merchandise (as a percentage of
   merchandise sales)                     33.8         38.6          35.5       36.1
  Gasoline (as a percentage of
   gasoline sales)                        14.7         13.9          14.5       13.0

Total gross profit                        27.4         29.4          27.8       26.9

Costs and expenses:
  Selling                                 23.3         22.7          22.4       21.3
  General and administrative               3.3          3.0           3.1        2.5
  Depreciation and amortization            2.6          2.9           2.6        2.3
  Interest                                 1.7          1.8           1.7        1.6
  Provision for asset impairment           0.2          0.0           0.1        0.0
                                         -----        -----         -----      -----
Total expenses                            31.1         30.4          29.9       27.7

Loss before income taxes                (  3.7)      (  1.0)       (  2.1)   (  0.8)
Income tax benefit                      (  1.2)      (  0.3)       (  0.7)   (  0.3)
                                         -----        -----         -----     -----
Net loss                                (  2.5)%     (  0.7)%      (  1.4)%  (  0.5)%
                                         =====        =====          ====     =====
OPERATING DATA (CONVENIENCE STORES ("C-STORES") ONLY):
 Average, per store, for stores open two
  full comparable periods:
   Merchandise sales                  $   126,204 $   117,349  $   254,235  $   242,275
   Gasoline sales                     $   105,402 $   106,436  $   230,141  $   242,440
   Gallons of gasoline sold               146,483     125,647      308,915      264,589
 Total gallons of gasoline sold        29,461,401  25,250,073   61,910,162   61,381,658
 Gross profit per gallon of
  gasoline                            $     0.102 $     0.115  $     0.105  $     0.119

 C-Stores at beginning of period              254         287          256          384
 C-Stores added                                 0           0            0            0
 C-Stores closed                               11          14           12          110
 C-Stores converted to Choice
  locations                                     0           1            1            2
 C-Stores at end of period                    243         272          243          272
 Company-operated stores                      232         251          232          251
 Franchisee-operated stores                    11          21           11           21
 Choice Cigarette Discount Outlets             21          19           21           19
 Locations with self-service gasoline         197         208          197          208

                                       -11-

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


QUARTERS ENDED APRIL 1, 1999 AND APRIL 2, 1998
----------------------------------------------
Total revenues in the quarter ended April 1, 1999 were $57.2 million, an increase of $1.2 million, or 2.2%, over revenues of $56.0 million in the quarter ended April 2, 1998. During the quarter ended April 1, 1999, the Company closed or sold 11 underperforming convenience store locations. Merchandise sales in the second quarter of fiscal year 1999 were $34.7 million compared to $33.6 million in the same quarter of fiscal year 1998, an increase of $1.1 million, or 3.4%, as increases in merchandise sales per store offset the sales loss resulting from fewer stores in operation. Gasoline sales in the quarter ended April 1, 1999 were $206,000 lower than in the comparable quarter of fiscal year 1998 although the Company sold 4.2 million more gallons at its gasoline locations. The decline in gasoline sales dollars is due to a decline of 12.8 cents in the average retail price per gallon. Other income increased by $292,000.

Gross profits on merchandise sales decreased $1.2 million in the quarter ended April 1, 1999 to $11.7 million from $12.9 million in the quarter ended April 2, 1998. The 9.5% decline is due entirely to lower gross profit rates. Gross profits on gasoline sales increased by $144,000, or 4.7%, in the same period. This increase is largely the result of additional sales of 4.2 million gallons at the Company's gasoline locations but was offset to a large degree by lower gross profits per gallon sold.

Selling expenses increased $606,000, or 4.8%, due primarily to higher labor costs due to increased staffing at stores. Selling expenses were $13.3 million in the second quarter of fiscal year 1999 compared to $12.7 million in the second quarter of fiscal year 1998. General and administrative expense in the second quarter of fiscal year 1999 compared to the same quarter of fiscal year 1998 increased by $237,000, or 14.2%, due to staffing increases and higher salary levels. Depreciation and amortization expense was $129,000, or 7.9%, lower in the quarter ended April 1, 1999 compared to the quarter ended April 2, 1998. Interest expense declined by $49,000, or 4.8%, due to lower borrowing levels. In the second quarter of fiscal year 1999, the Company recorded a $100,000 provision for impairment of long-lived assets to comply with provisions of FASB Statement No. 121.

The Company incurred a pre-tax loss of $2.1 million in the second quarter of fiscal year 1999 compared to a pre-tax loss of $572,000 in second quarter of fiscal year 1998. An income tax benefit of $699,000 was recorded in the current year's second fiscal quarter compared to a $142,000 income tax benefit in the same quarter of fiscal year 1998. The net loss for the second quarter of fiscal year 1999 was $1.4 million, or $0.21 per share, and $430,000, or $0.06 per share, in the comparable quarter of fiscal year 1998.


TWO QUARTERS ENDED APRIL 1, 1999 AND APRIL 2, 1998
--------------------------------------------------
Total revenues for the first two quarters of fiscal year 1999 were $118.4 million compared to $138.2 million in the first two quarters of fiscal year 1998, a decline of $19.8 million, or 14.3%. The Company terminated a lease agreement for 105 stores with Getty Petroleum Corp. during the first half of fiscal year 1998 and has closed 28 underperforming convenience stores since April 2, 1998 and converted one convenience store to a Choice location. Merchandise sales in the first half of fiscal year 1999 were $70.1 million compared to $78.8 million in the same period of fiscal year 1998, a decrease of $8.7 million, or 11.1%. This decline is due to fewer stores in operation. Merchandise sales at stores open during both periods increased 4.9%. Gasoline sales declined $11.2 million, or 19.3%, from $58.3 million in the first half of fiscal year 1998 to $47.1 million in the comparable period of fiscal year 1999. This decline in gasoline dollar sales is due to lower retail prices per gallon sold. Although gasoline was sold at fewer locations, the Company sold 500,000 additional gallons at its stores in the first half of fiscal year 1999 in comparison to the same period in fiscal year 1998. Gasoline gallons sold at locations that were open during both periods increased 16.8% in fiscal year 1999. Other income increased by $165,000.

Gross profits on merchandise sales declined $3.6 million, or 12.7%, due both to lower aggregate sales volumes and lower gross profit rates. Gross profits on gasoline sales declined by $782,000, or 10.3%, in the first two quarters of fiscal year 1999 in comparison to the first half of fiscal year 1998 due to lower gross profits per gallon sold.

Selling expenses in the first two quarters of fiscal year 1999 were $2.9 million, or 9.8%, lower than in the first two quarters of fiscal year 1998. This decline was primarily the result of the December 31, 1997 termination of the lease agreement with Getty Petroleum Corp. for 105 stores and the sale or closure of other underperforming stores. General and administrative expenses increased by $306,000, or 9.0%, in the two quarters ended April 1, 1999 in comparison to the same period in fiscal year 1998. This increase is due primarily to staffing increases and higher salary levels. Depreciation and amortization declined $142,000, or 4.4%, in the first half of fiscal year 1999 compared to the first half of fiscal year 1998. Interest expense also declined $166,000, or 7.7%, due to lower borrowing levels. The Company recorded a $100,000 provision for impairment of long-lived assets to comply with provisions of FASB Statement No. 121.

The Company recorded a pre-tax loss of $2.5 million in the first two quarters of fiscal year 1999 compared to a $1.1 million pre-tax loss in the same period of fiscal year 1998. The income tax benefit of these losses was $809,000 in fiscal year 1999 and $359,000 in fiscal year 1998. The net loss for the first half of fiscal year 1999 was $1.7 million, or $0.25 per share, and a net loss of $704,000, or $0.11 per share, in the first half of fiscal year 1998.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash to acquire and construct new stores and renovate existing locations.

On December 30, 1998, the Company entered into a $10.0 million revolving credit facility with a bank, with $3.0 million reserved for letters of credit. The Company utilized $3.5 million of this facility to repay its existing revolving credit facility and property loan. The Company intends to utilize this facility to replace its outstanding $2.7 million letter of credit which expires June 30, 1999.

Capital requirements for debt service and capital leases for the remainder of fiscal year 1999 are approximately $369,000 and capital expenditures of approximately $4.4 million for acquisition and development, remodeling costs and upgrades of gasoline-dispensing equipment are anticipated. Funds for these items will be supplied from internal cash from operations or financing.
Certain equipment replacement will be funded by operating leases. Management believes that cash presently available, cash generated from operations and cash from the Company's revolving line of credit and new financing will be sufficient to fulfill its cash requirements for the foreseeable future.


THE YEAR 2000 ("Y2K") PROBLEM:

Update on the Company's Y2K Program:
-----------------------------------
The Company has completed identification of Y2K problems and modifications to correct those problems in its mainframe computer hardware and related systems software and applications software. Testing of these modifications is nearly done with completion expected in June 1999. Personal computer hardware and software located in the corporate offices has been tested and any needed modifications or replacement is underway. Testing of personal computer hardware and software located in stores and regional offices is underway.
Other date-sensitive hardware utilized by the Company will be tested and replaced or modified as necessary. The Company has also begun the process of identifying suppliers of goods and services whose Y2K failure could be disruptive to the Company's business and soliciting written statements from them regarding the status of their Y2K compliance. The Company anticipates the completion of testing and modifications in June 1999, with contingency planning completion scheduled in September 1999. Total costs are expected to be approximately $400,000.

Risks/Contingency Plans:
-----------------------
Based on its assessment and corrective efforts to date, the Company does not expect material difficulties with the Y2K problem in its internal computer systems. In addition, the Company does not expect material Y2K problems with other date-sensitive hardware or materially disruptive Y2K failures of its suppliers of merchandise and services. The Company's stores are geographically dispersed, and it has a diverse supplier base. Although the Company has a diverse supplier base, it does deal with a limited number of large suppliers whose Y2K failure could have a material effect on the Company's business. The Company believes that it could easily find alternative suppliers and that these factors will moderate any material adverse effects of the Y2K problem. In management's opinion, the largest risks facing the Company are the inability of the Company's stores to process retail sales transactions or obtain merchandise to sell as well as the potential failure of public utility systems. The Company expects to develop appropriate contingency plans pending the outcome of future events.


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Uni-Marts, Inc. was held on February 25, 1999 at which the following matters were voted upon:

     (1) Election of two directors to serve until the Annual Meeting of Stockholders in 200l.

     (2) Approval of Employee Stock Purchase Plan.

     (3) Ratification of the appointment of independent auditors.

The results of the votes on the matters considered at the Annual Meeting of Stockholders are set forth below:

Election of Directors:

                      Votes          Votes               Broker
                      "For"        "Withheld"          Non-Votes
                    ---------      ----------          ---------
M. Michael Arjmand  4,390,769         877,852              0
Daniel D. Sahakian  4,388,659         879,962              0


Approval of Employee Stock Purchase Plan:

                 Votes          Votes          Votes          Broker
                 "For"        "Against"      "Abstain"      Non-Votes
               ---------      ---------      ---------      ---------
               3,738,430      1,116,426          5,121       408,644

Ratification of appointment of independent auditors:

                 Votes          Votes          Votes         Broker
                 "For"        "Against"      "Abstain"      Non-Votes
               ---------      ---------      ---------      ---------
               4,170,178      1,097,218          1,225          0


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

     10.5 Uni-Marts, Inc. Executive Annual Bonus Plan (Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998 and incorporated herein by reference thereto).

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

     10.10 Amended and Restated Note between Henry D. Sahakian and Uni-Marts, Inc. dated January 25, 1999.

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

     10.13 Revolving Credit Loan Agreement between U.S. Bank and Uni-Marts, Inc. dated December 30, 1998 (Filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended on December 31, 1998 and incorporated herein by reference thereto).

     10.14 Uni-Marts, Inc. Employee Stock Purchase Plan (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 25, 1999 Annual Meeting of Stockholders and incorporated herein by reference thereto).

     11   Statement regarding computation of per share earnings (loss).

     27   Financial Data Schedule.


(b)   REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended April 1, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Uni-Marts, Inc.
                                   -----------------------------------
                                              (Registrant)


                                   /S/ HENRY D. SAHAKIAN
Date May 17, 1999                  ----------------------------------
     ----------------              Henry D. Sahakian
                                   Chairman of the Board
                                   (Principal Executive Officer)



                                   /S/ J. KIRK GALLAHER
Date May 17, 1999                  ----------------------------------
     ----------------              J. Kirk Gallaher
                                   Executive Vice President, Director
                                   and Chief Financial Officer
                                   (Principal Accounting Officer)
                                   (Principal Financial Officer)

                    UNI-MARTS, INC. AND SUBSIDIARY
                            EXHIBIT INDEX



Number    Description                                       Page(s)
------    -----------                                       -------
10.11     Amended and Restated Note between Henry D.
          Sahakian and Uni-Marts, Inc.                       20-23

 11       Statement regarding computation of per
          share earnings (loss).                             24-25

 27       Financial Data Schedule.                            26