Form 10-Q
period 1999-07-01
UNI MARTS INC
filed 1999-08-13
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 July 1, 1999
                               ------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Former name, former address and former fiscal year, if changed since last report)

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

6,910,222 Common Shares were outstanding at August 6, 1999.






                       This Document Contains 19 Pages.

                         UNI-MARTS, INC. AND SUBSIDIARY
                                     INDEX


PART I.  FINANCIAL INFORMATION
------------------------------
                                                                  PAGE(S)

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -
            July 1, 1999 and September 30, 1998                    3-4

           Condensed Consolidated Statements of Operations -
            Quarter Ended and Three Quarters Ended
            July 1, 1999 and July 2, 1998                           5

           Condensed Consolidated Statements of Cash Flows -
            Three Quarters Ended July 1, 1999 and July 2, 1998     6-7

           Notes to Condensed Consolidated Financial Statements    8-10

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   11-15


PART II.  OTHER INFORMATION
---------------------------
Item 6.    Exhibits and Reports on Form 8-K                       16-17

Exhibit Index                                                      19

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                         UNI-MARTS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 July 1,     September 30,
                                                  1999           1998
                                              ------------   -------------
                                              (Unaudited)

                   ASSETS

CURRENT ASSETS:
  Cash                                         $ 1,530,600    $ 5,838,318
  Accounts receivable - less allowances of
   $425,700 and $384,900                         2,634,138      2,296,187
  Tax refunds receivable                         1,416,363      1,416,363
  Inventories                                   10,795,467     10,628,307
  Prepaid and current deferred taxes             2,267,434      1,975,802
  Property held for sale                         1,630,009      1,729,598
  Prepaid expenses and other                       798,632        929,304
  Loan due from officer - current portion           60,000        200,000
                                               -----------    -----------
    TOTAL CURRENT ASSETS                        21,132,643     25,013,879


PROPERTY, EQUIPMENT AND IMPROVEMENTS -
  at cost, less accumulated depreciation and
  amortization of $49,890,600 and
  $47,978,600                                   61,077,038     63,960,971

LOAN DUE FROM OFFICER                              550,679        450,800

NET INTANGIBLE AND OTHER ASSETS                  5,455,939      5,582,989
                                               -----------    -----------
    TOTAL ASSETS                               $88,216,299    $95,008,639
                                               ===========    ===========

                          UNI-MARTS, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (CONTINUED)

                                                 July 1,     September 30,
                                                  1999            1998
                                              ------------   -------------
                                              (Unaudited)

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $ 9,629,696    $11,120,972
  Gas taxes payable                              2,161,036      2,324,299
  Accrued expenses                               5,265,826      5,304,579
  Credit line payable                            2,500,000      3,500,000
  Current maturities of long-term debt             946,367      1,107,818
  Current obligations under capital leases          70,810         70,810
                                               -----------    -----------
    TOTAL CURRENT LIABILITIES                   20,573,735     23,428,478

LONG-TERM DEBT, less current maturities         33,416,311     33,846,812

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                          422,901        474,826

DEFERRED TAXES                                   3,401,200      4,131,400

DEFERRED INCOME AND OTHER LIABILITIES            2,514,418      3,086,948

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 per share:
    Authorized 15,000,000 shares
    Issued 7,325,492 and 7,316,797
    shares, respectively                           732,549        731,680

  Additional paid-in capital                    24,131,619     24,189,258

  Retained earnings                              5,631,585      7,882,583
                                               -----------    -----------
                                                30,495,753     32,803,521
  Less treasury stock, at cost - 427,090
    and 455,545 shares of Common Stock,
    respectively                              (  2,608,019)  (  2,763,346)
                                               -----------    -----------
                                                27,887,734     30,040,175
                                               -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                  $88,216,299    $95,008,639
                                               ===========    ===========

                  See notes to consolidated financial statements

                               UNI-MARTS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                                        QUARTER ENDED            THREE QUARTERS ENDED
                                    July 1,        July 2,       July 1,       July 2,
                                     1999           1998          1999          1998
                                  -----------   -----------   ------------  ------------
REVENUES:
 Merchandise sales                $37,735,120   $37,410,269   $107,821,078  $116,223,019
 Gasoline sales                    26,594,447    25,046,889     73,668,757    83,386,599
 Other income                         271,062       822,265      1,487,195     1,873,718
                                  -----------   -----------   ------------  ------------
                                   64,600,629    63,279,423    182,977,030   201,483,336
                                  -----------   -----------   ------------  ------------
COSTS AND EXPENSES:
 Cost of sales                     47,946,108    46,624,112    133,445,197   147,711,411
 Selling                           13,014,567    12,051,996     39,569,045    41,479,736
 General and administrative         1,840,045     1,496,423      5,522,451     4,873,237
 Depreciation and amortization      1,452,492     1,565,323      4,537,187     4,791,897
 Interest                             960,797       883,850      2,943,348     3,032,673
 Provision for asset impairment       100,000             0        200,000             0
                                  -----------   -----------   ------------  ------------
                                   65,314,009    62,621,704    186,217,228   201,888,954
                                  -----------   -----------   ------------  ------------
EARNINGS (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEM    (    713,380)      657,719  (   3,240,198)(     405,618)
INCOME TAX PROVISION (BENEFIT)   (    180,200)      281,500  (     989,200)(      77,900)
                                  -----------   -----------   ------------  ------------
EARNINGS (LOSS) BEFORE
 EXTRAORDINARY ITEM              (    533,180)      376,219  (   2,250,998)(     327,718)
EXTRAORDINARY ITEM-LOSS FROM DEBT
 EXTINGUISHMENT, NET OF INCOME
 TAX BENEFIT OF $125,800                    0       244,315              0       244,315
                                  -----------   -----------   ------------  ------------
NET EARNINGS (LOSS)              ($   533,180)  $   131,904  ($  2,250,998)($    572,033)
                                  ===========   ===========   ============  ============
BASIC EARNINGS (LOSS) PER SHARE:
 EARNINGS (LOSS) PER SHARE BEFORE
  EXTRAORDINARY ITEM             ($      0.08)  $      0.06  ($       0.33)($       0.05)
 LOSS PER SHARE FROM EXTAORDINARY
  ITEM                                   0.00  (       0.04)          0.00 (        0.04)
                                  -----------   -----------   ------------  ------------
 NET EARNINGS (LOSS) PER SHARE   ($      0.08)  $      0.02  ($       0.33)($       0.09)
                                  ===========   ===========   ============  ============
DILUTED EARNINGS (LOSS) PER SHARE:
 EARNINGS (LOSS) PER SHARE BEFORE
  EXTRAORDINARY ITEM             ($      0.08)  $      0.06  ($       0.33)($       0.05)
 LOSS PER SHARE FROM EXTAORDINARY
  ITEM                                   0.00  (       0.04)          0.00 (        0.04)
                                  -----------   -----------   ------------  ------------
 NET EARNINGS (LOSS) PER SHARE   ($      0.08)  $      0.02  ($       0.33)($       0.09)
                                  ===========   ===========   ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                 6,893,660     6,820,870      6,878,710     6,736,062
                                  ===========   ===========   ============  ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING ASSUMING
 DILUTION                           6,893,660     6,827,468      6,878,710     6,736,062
                                  ===========   ===========    ===========   ===========

                       See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  THREE QUARTERS ENDED
                                                July 1,         July 2,
                                                 1999            1998
                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others     $180,983,962    $201,654,328
 Cash paid to suppliers and employees       ( 179,368,165)  ( 194,344,142)
 Net receipts for sales and purchases
  of trading equity securities                          0         831,886
 Dividends and interest received                   91,904          62,168
 Interest paid                              (   3,001,273)  (   3,737,095)
 Income taxes (paid) received               (      32,632)      2,244,393
                                             ------------    ------------
    NET CASH (USED) PROVIDED BY OPERATING
     ACTIVITIES                             (   1,326,204)      6,711,538

CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets           1,727,882       5,483,802
 Purchase of property, equipment and
  improvements                              (   2,744,848)  (   2,192,161)
 Note receivable from officer                      40,121          59,924
 Cash advanced for intangible and other
  assets                                    (     458,481)  (     258,000)
 Cash received for intangible and other
  assets                                          238,678         375,184
                                             ------------    ------------
    NET CASH (USED) PROVIDED IN INVESTING
     ACTIVITIES                             (   1,196,648)      3,468,749

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments under revolving credit agreement  (   1,000,000)  (   4,500,000)
 Additional long-term borrowings                        0      34,266,686
 Principal payments on debt                 (     778,337)  (  42,461,983)
 Purchases of treasury stock                (       6,529)  (      49,285)
 Proceeds from issuance of common stock                 0         738,500
                                             ------------    ------------
    NET CASH USED BY FINANCING ACTIVITIES   (   1,784,866)  (  12,006,082)
                                             ------------    ------------
NET DECREASE IN CASH                        (   4,307,718)  (   1,825,795)

CASH:
 Beginning of period                            5,838,318       5,993,388
                                             ------------    ------------
 End of period                               $  1,530,600    $  4,167,593
                                             ============    ============

                         UNI-MARTS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                  (Unaudited)


                                                 THREE QUARTERS ENDED
                                               July 1,          July 2,
                                                1999             1998
                                             ------------    ------------
RECONCILIATION OF NET LOSS TO NET CASH (USED)
 PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                     ($2,250,998)    ($  572,033)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 (USED) PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                4,537,187       4,791,897
  Net unrealized holding loss on trading
   securities                                         50         129,673
  Gain on sale of trading equity securities            0     (   110,744)
  Gain on sale of capital assets and other   (   148,740)    (     6,350)
  Provision for asset impairment                 200,000               0
  Changes in assets and liabilities:
   (Increase) decrease in:
    Trading equity securities                          0         383,580
    Accounts receivable                      (   337,951)        874,926
    Tax refunds receivable                             0       1,772,937
    Inventories                              (   167,160)      4,864,242
    Prepaid expenses                             129,062     (   131,017)
   Increase (decrease) in:
    Accounts payable and accrued expenses    ( 1,654,539)    ( 5,331,784)
    Deferred income taxes and other
     liabilities                             ( 1,633,115)         46,211
                                              ----------      ----------
     TOTAL ADJUSTMENTS TO NET LOSS               924,794       7,283,571
                                              ----------      ----------
NET CASH (USED) PROVIDED BY OPERATING
  ACTIVITIES                                 ($1,326,204)     $6,711,538
                                              ==========      ==========













               See notes to consolidated financial statements

                    UNI-MARTS, INC. AND SUBSIDIARY
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

A. FINANCIAL STATEMENTS:

   The consolidated balance sheet as of July 1, 1999, the consolidated statements of operations and the consolidated statements of cash flows for the three quarters ended July 1, 1999 and July 2, 1998 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at July 1, 1999 and the results of operations and cash flows for all periods presented have been made.

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


B. INTANGIBLE AND OTHER ASSETS:

   Intangible and other assets consist of the following:

                                        July 1,    September 30,
                                         1999          1998
                                       ----------  -------------
   Goodwill                            $5,803,443     $5,803,443

   Lease acquisition costs                712,276        827,465

   Other intangible assets                123,834         91,879

   Other assets                         1,446,204      1,428,071
                                       ----------     ----------
                                        8,085,757      8,150,858

   Less accumulated amortization        2,629,818      2,567,869
                                       ----------     ----------
                                       $5,455,939     $5,582,989
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


C. SHORT-TERM CREDIT FACILITIES:

   The Company has a short-term credit facility which is a secured $10.0 million revolving loan agreement with $3.0 million reserved for letters of credit. The revolving credit facility is subject to renewal at December 31, 1999. Borrowings of $2.5 million and letters of credit of $2.7 million were outstanding at July 1, 1999. This facility is renewable annually and bears interest at a floating rate of LIBOR plus 2.75%. The interest rate at July 1, 1999 was 7.74%. On July 1, 1999, the revolving loan agreement was modified to state that the lender would not consider noncompliance with the tangible net worth covenant to be an event of default for the quarter then ended. In return, the Company agreed to an increase of 5 basis points (0.05%) in the loan's interest rate. Effective July 2, 1999, the facility bears interest at a floating rate of LIBOR plus 2.80%. The interest rate at July 2, 1999 was 7.79%.


D. LONG-TERM DEBT:
                                                     July 1,     September 30,
                                                      1999           1998
                                                 ------------    -------------
   Mortgage Loan.  Principal and interest will
    be paid in 228 monthly installments.  The
    loan bears interest at a rate of 9.08%.       $33,713,976     $34,140,001

   Equipment Loan.  Principal and interest are
    paid in monthly installments.  The loan
    expires in 2001 and bears interest at
    a rate of 9.5%.                                   436,992         594,309

   Mortgage Loan.  Principal and interest are
    paid in monthly installments.  The loan
    expires in 2010 and bears interest at the
    prime rate, adjustable annually.  The
    interest rate at July 1, 1999 was 7.75%.          211,710         220,320
                                                  -----------     -----------
                                                   34,362,678      34,954,630
   Less current maturities                            946,367       1,107,818
                                                  -----------     -----------
                                                  $33,416,311     $33,846,812
                                                  ===========     ===========

   The mortgage loans are collateralized by $47,580,600 of property, at cost.

E. NEW ACCOUNTING PRONOUNCEMENTS:

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

   In June 1998, the Financial Accounting Standards Board issued Statement
   No. 133, "Accounting for Derivative Instruments and Hedging Activities."
   The Statement establishes accounting and reporting standards for derivative instruments. The Company is not required to adopt this standard until fiscal year 2001 but expects that the adoption will have a minimal effect on the Company's financial statements.


F. CONTINGENCIES:

   Litigation   The Company is involved in litigation and other legal matters which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.
                              UNI-MARTS, INC. AND SUBSIDIARY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:
                                      QUARTER ENDED            THREE QUARTERS ENDED
                                  July 1,        July 2,      July 1,         July 2,
                                   1999           1998         1999            1998
                               -----------    -----------  -----------      -----------
Revenues:
  Merchandise sales                58.4%          59.1%        58.9%           57.7%
  Gasoline sales                   41.2           39.6         40.3            41.4
  Other income                      0.4            1.3          0.8             0.9
                                  -----          -----        -----           -----
Total revenues                    100.0          100.0        100.0           100.0

Cost of sales                      74.2           73.7         72.9            73.3
                                  -----          -----        -----           -----
Gross profit:
  Merchandise (as a percentage of
   merchandise sales)              35.2           35.2         35.4            35.8
  Gasoline (as a percentage of
   gasoline sales)                 11.7           10.7         13.5            12.3

Total gross profit                 25.8           26.3         27.1            26.7

Costs and expenses:
  Selling                          20.1           19.0         21.6            20.6
  General and administrative        2.9            2.4          3.0             2.4
  Depreciation and amortization     2.2            2.5          2.5             2.4
  Interest                          1.5            1.4          1.6             1.5
  Provision for asset impairment    0.2            0.0          0.1             0.0
                                  -----          -----        -----           -----
Total expenses                     26.9           25.3         28.8            26.9

Loss before income taxes and
  extraordinary item             (  1.1)           1.0       (  1.7)         (  0.2)
Income tax provision (benefit)   (  0.3)           0.4       (  0.5)            0.0
                                  -----          -----        -----           -----
Earnings (loss) before
 extraordinary item              (  0.8)           0.6       (  1.2)         (  0.2)
Extraordinary item-loss from debt
  extinguishment, net of income
  tax benefit                       0.0            0.4          0.0             0.1
                                  -----          -----        -----           -----
Net earnings (loss)              (  0.8)%          0.2%      (  1.2)%        (  0.3)%
                                  =====          =====        =====           =====

OPERATING DATA (CONVENIENCE STORES ("C-STORES") ONLY):
 Average, per store, for stores open two
  full comparable periods:
   Merchandise sales           $   143,155    $   135,071  $   397,287      $   377,574
   Gasoline sales              $   134,839    $   123,310  $   365,524      $   366,542
   Gallons of gasoline sold        155,163        147,272      464,790          412,708
 Total gallons of gasoline sold 30,295,783     29,591,815   92,205,944       90,973,473
 Gross profit per gallon of
  gasoline                     $     0.101    $     0.088  $     0.104      $     0.109

 C-Stores at beginning of period       243            272          256              384
 C-Stores added                          0              0            0                0
 C-Stores closed                         4              9           16              119
 C-Stores converted to Choice
  locations                              0              0            1                2
 C-Stores at end of period             239            263          239              263

 Company-operated stores               229            249          229              249
 Franchisee-operated stores             10             14           10               14

 Choice Cigarette Discount Outlets      21             20           21               20

 Locations with self-service gasoline  196            207          196              207

RESULTS OF OPERATIONS:

Matters discussed below should be read in conjunction with "Statements of Operations Data" and "Operating Data (Convenience Stores Only)" on the preceding page. Certain statements contained in this report are forward looking, such as statements regarding the Company's plans and strategies or future financial performance. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors discussed elsewhere in this report, the Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation, general economic, business and market conditions; environmental, tax and tobacco legislation or regulation; volatility of gasoline prices, margins and supplies; merchandising margins; customer, traffic; weather conditions; labor costs and the level of capital expenditures.


QUARTERS ENDED JULY 1, 1999 AND JULY 2, 1998
--------------------------------------------
Total revenues in the quarter ended July 1, 1999 were $64.6 million, an increase of $1.3 million, or 2.1%, over revenues of $63.3 million in the same quarter of fiscal year 1998. During the quarter, the Company closed four underperforming store locations. Merchandise sales in the third quarter of fiscal year 1999 increased $325,000 to $37.7 million compared to $37.4 million in the same quarter of fiscal year 1998. Increases in merchandise sales per store offset the sales loss resulting from fewer stores in operation. Merchandise sales at stores open during both periods increased 6.0%. Gasoline sales in the quarter ended July 1, 1999 increased $1.5 million, or 6.2%, compared to the quarter ended July 2, 1998. This increase is due primarily to the sale of an additional 704,000 gallons at the Company's gasoline locations and an increase of 3.2 cents in the average retail price per gallon. Gasoline gallons sold at locations open during both periods increased 5.4%. Other income declined by $551,000, due to higher rents and gains on asset sales in the third fiscal quarter of 1998.

Gross profits on merchandise sales increased slightly in the quarter ended July 1, 1999 to $13.3 million from $13.2 million in the quarter ended July 2, 1998. This increase is due entirely to higher levels of merchandise sales. Gross profits on gasoline sales increased $440,000, or 16.5%, in the same period. This increase is primarily the result of an increase in the gross profit rate per gallon sold of 1.3 cents.

Selling expenses increased $963,000, or 8.0%, due primarily to higher labor costs resulting from increased staffing at stores and higher store equipment maintenance costs. Selling expenses were $13.0 million in the quarter ended July 1, 1999 compared to $12.1 million in the third quarter of fiscal year 1998. General and administrative expense in the third quarter of fiscal year 1999 compared to the same quarter of fiscal year 1998 increased by $344,000, or 23.0%, due to increased staffing and higher salary levels. Certain executive officers where hired in 1998 to fill vacant positions and the merchandising department has been expanded. Depreciation and amortization expense was

$113,000, or 7.2%, lower in the quarter ended July 1, 1999 compared to the quarter ended July 2, 1998. Interest expense increased by $77,000, or 8.7%, due to higher interest rates in the third quarter of fiscal year 1999. In the third quarter of fiscal year 1999, the Company recorded a $100,000 provision for impairment of long-lived assets to comply with provisions of FASB Statement No. 121.

The Company incurred a pre-tax loss of $713,000 in the third quarter of fiscal year 1999 compared to pre-tax profit of $658,000 in the third quarter of fiscal year 1998. An income tax benefit of $180,000 was recorded in the current year's third fiscal quarter compared to a provision of $282,000 in the same quarter of fiscal year 1998. The effective tax rate in the current year is lower because the Company cannot utilize current losses for state tax purposes. In the third quarter of fiscal year 1998, the Company incurred an extraordinary loss from debt extinguishment of $244,000, net of income tax benefit of $126,000 in connection with refinancing most of it's long-term debt. The net loss for the third quarter of fiscal year 1999 was $533,000, or $0.08 per share, compared to a profit of $132,000, or $0.02 per share, in the third quarter of fiscal year 1998.


THREE QUARTERS ENDED JULY 1, 1999 AND JULY 2, 1998
--------------------------------------------------
Total revenues for the first three quarters of fiscal year 1999 were $183.0 million compared to $201.5 million in the first three quarters of fiscal year 1998, a decline of $18.5 million, or 9.2%. The Company terminated a lease agreement for 105 stores with Getty Petroleum Corp. during the first half of fiscal year 1998. In addition, the Company has closed 23 underperforming convenience stores and converted one convenience store to a Choice location since July 2, 1998. Merchandise sales in the first three quarters of fiscal year 1999 were $107.8 million compared to $116.2 million in the same period of fiscal year 1998, a decrease of $8.4 million, or 7.2%. This decline is due to fewer stores in operation. Merchandise sales at stores open during both periods increased 5.2%. Gasoline sales declined $9.7 million, or 11.7%, from $83.4 million in the first three quarters of fiscal year 1998 to $73.7 million in the comparable period of fiscal year 1999. This decline in gasoline dollar sales is due to lower retail prices per gallon sold. Although gasoline was sold at fewer locations, the Company sold 1.2 million additional gallons at its stores in the first three quarters of fiscal year 1999 in comparison to the same period of fiscal year 1998. Gasoline gallons sold at locations that were open during both periods increased 12.6% in fiscal year 1999. Other income declined by $387,000 due primarily to lower rental income.

Gross profits on merchandise sales declined $3.5 million, or 8.4%, due both to lower aggregate sales volumes and lower gross profit rates. Gross profits on gasoline sales declined by $342,000, or 3.3%, in the first three quarters of fiscal year 1999 in comparison to the same period of fiscal year 1998 due to lower gross profits per gallon sold.

Selling expenses in the first three quarters of fiscal year 1999 were $1.9 million, or 4.6%, lower than in the first three quarters of fiscal year 1998. This decline was primarily the result of the December 31, 1997 termination agreement with Getty Petroleum Corp. for 105 stores and the sale or closure of other underperforming stores. General and administrative expense increased by

$649,000, or 13.3%, in the three quarters ended July 1, 1999 compared to the same period of fiscal year 1998. This increase is due primarily to staffing increases and higher salary levels. Certain executive officers were hired in 1998 to fill vacant positions and the merchandising department has been expanded. Depreciation and amortization declined $255,000, or 5.3%. Interest expense also declined $89,000, or 2.9%, due to lower borrowing levels offset by higher interest rates. The Company recorded a $200,000 provision for impairment of long-lived assets to comply with provisions of FASB Statement
No. 121.

The Company recorded a pre-tax loss of $3.2 million in the first three quarters of fiscal year 1999 compared to a $400,000 pre-tax loss in the same period of fiscal year 1998. The income tax benefit of these losses was $989,000 in fiscal year 1999 and $78,000 in fiscal year 1998. In the three quarters ended July 2, 1998, the Company incurred an extraordinary loss from debt extinguishment of $244,000, net of income tax benefit of $126,000 in connection with refinancing most of it's long-term debt. The net loss for the first three quarters of fiscal year 1999 was $2.3 million, or $0.33 per share, compared to a net loss of $572,000, or $0.09 per share, in the first three quarters of fiscal year 1998.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash to acquire and construct new stores and renovate existing locations.

On December 30, 1998, the Company entered into a $10.0 million revolving loan agreement with a bank, with $3.0 million reserved for letters of credit. The Company utilized $3.5 million of this facility to repay its existing revolving credit facility and property loan. The Company also used this facility to replace its outstanding $2.7 million letter of credit which expired June 30, 1999. The revolving credit facility is subject to renewal at December 31, 1999.

On July 1, 1999, the revolving loan agreement was modified to state that the lender would not consider noncompliance with the tangible net worth covenant to be an event of default for the quarter then ended. In return, the Company agreed to an increase of 5 basis points (0.05%) in the loan's interest rate. The noncompliance resulted from lower than anticipated operating results at the Company's convenience and discount tobacco stores. The Company has begun a cost-cutting review of certain expense categories and has reduced capital expenditures by utilizing operating leases to obtain store equipment. The Company's tangible net worth was approximately $23.9 million at July 1, 1999 and the covenant contained in the revolving loan agreement required a minimum tangible net worth of $24 million. There can be no assurance that the Company will be in compliance with this covenant at September 30, 1999. The Company intends to meet with the bank in October 1999 to discuss covenant requirements and renewal of the loan agreement. While the Company believes that the loan will be renewed, there can be no assurance to such effect.

Capital requirements for debt service and capital leases for the remainder of fiscal year 1999 are approximately $168,000, and capital expenditures of approximately $1.1 million for acquisition and development, remodeling costs and upgrades of gasoline-dispensing equipment are anticipated. Funds for these items will be supplied from internal cash from operations or financing.
Certain equipment replacement will be funded by operating leases. Management believes that cash presently available, cash generated from operations, cash from the Company's revolving line of credit (subject to its renewal) and new financing or operating leases will be sufficient to fulfill its cash requirements for the foreseeable future.


THE YEAR 2000 ("Y2K") PROBLEM:

Update on the Company's Y2K Program:
-----------------------------------
The Company has completed identification of Y2K problems and modifications to correct those problems in its mainframe computer hardware and related systems software and applications software. Testing of these modifications is nearly done with completion expected in September 1999. Personal computer hardware and software located in the corporate offices has been tested and any needed modifications or replacement is underway. Testing of personal computer hardware and software located in stores and regional offices is underway. Other date-sensitive hardware utilized by the Company will be tested and replaced or modified as necessary. The Company identified suppliers of goods and services whose Y2K failure could be disruptive to the Company's business and solicited written statements from them regarding the status of their Y2K compliance. The Company has received positive responses from 70% of its suppliers of goods and 50% of its service providers. The balance of the responses have not been received to date. The Company anticipates the completion of testing, modifications and contingency planning in September 1999. Total costs are expected to be approximately $400,000.


Risks/Contingency Plans:
-----------------------
Based on its assessment and corrective efforts to date, the Company does not expect material difficulties with the Y2K problem in its internal computer systems. In addition, the Company does not expect material Y2K problems with other date-sensitive hardware or materially disruptive Y2K failures of its suppliers of merchandise and services. The Company's stores are geographically dispersed, and it has a diverse supplier base. Although the Company has a diverse supplier base, it does deal with a limited number of large suppliers whose Y2K failure could have a material effect on the Company's business. The Company believes that it could easily find alternative suppliers and that these factors will moderate any material adverse effects of the Y2K problem. In management's opinion, the largest risks facing the Company are the inability of the Company's stores to process retail sales transactions or obtain merchandise to sell, as well as the potential failure of public utility systems. The Company has begun and expects to continue to develop appropriate contingency plans pending the outcome of future events. The Company expects there to be sufficient time to test any contingency plans so developed.

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

     10.10 Amended and Restated Note between Henry D. Sahakian and Uni-Marts, Inc. dated January 25, 1999. (Filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended on April 1, 1999 and incorporated herein by reference thereto).

     10.11 Loan Agreement between FFCA Acquisition Corporation and Uni-Marts, Inc. dated June 30, 1998 (Filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended on July 2, 1998 and incorporated herein by reference thereto).

     10.12 Revolving Credit Loan Agreement between U.S. Bank and Uni-Marts, Inc. dated December 30, 1998 (Filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended on December 31, 1998 and incorporated herein by reference thereto).

     10.12(a) Revolving Credit Loan Agreement Modification Agreement between
              U.S. Bank and Uni-Marts, Inc. dated July 1, 1999.

     10.13 Uni-Marts, Inc. Employee Stock Purchase Plan (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 25, 1999 Annual Meeting of Stockholders and incorporated herein by reference thereto).

     11       Statement regarding computation of per share earnings (loss).

     27       Financial Data Schedule.


(b)   REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended July 1, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Uni-Marts, Inc.
                                   ------------------------------------
                                              (Registrant)



Date August 12, 1999               /S/ HENRY D. SAHAKIAN
     ---------------               ------------------------------------
                                   Henry D. Sahakian
                                   Chairman of the Board
                                   (Principal Executive Officer)



Date August 12, 1999               /S/ N. GREGORY PETRICK
     ---------------               ------------------------------------
                                   N. Gregory Petrick
                                   Vice President, Finance
                                   and Chief Financial Officer
                                   (Principal Accounting Officer)
                                   (Principal Financial Officer)

                        UNI-MARTS, INC. AND SUBSIDIARY
                                 EXHIBIT INDEX




Number      Description                                     Page(s)
------      -----------                                     -------
10.12(a)    Revolving Credit Loan Agreement Modification
            Agreement between U.S. Bank and Uni-Marts,
            Inc. dated July 1, 1999.                         20-21

11          Statement regarding computation of per
            share earnings (loss).                           22-23

27          Financial Data Schedule.                          24