Form 10-K405
period 1999-09-30
UNI MARTS INC
filed 1999-12-29
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                  TO
                                     ----------------    ----------------

                        COMMISSION FILE NUMBER: 1-11556

                                UNI-MARTS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                       25-1311379
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification No.)

         477 EAST BEAVER AVENUE                                16801-5690
           STATE COLLEGE, PA                                   (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:   (814) 234-6000
          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        Common Stock, $.10 Par Value                      American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

                                 Title of Class

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock which consists solely of shares of common stock held by non-affiliates of the registrant as of December 3, 1999, computed by reference to the closing sale price of the registrant's common stock on such date: $3,779,959.

     6,957,914 shares of Common Stock were outstanding at December 3, 1999.

                        This Document Contains 42 Pages.

                                     PART I
ITEM 1. BUSINESS.

COMPANY OVERVIEW

     Uni-Marts, Inc. (the "Company" or "Uni-Marts") is an independent operator of convenience stores and discount tobacco stores. At September 30, 1999, the Company operated 234 convenience stores and 22 Choice Cigarette Discount Outlets ("Choice") stores in Pennsylvania, New York, Delaware, Maryland and Virginia, of which 182 convenience stores and 12 Choice stores sold gasoline. See
"Business -- Merchandising and Marketing." Most of the stores are located in small towns and rural locations where costs of operation are generally lower than in urban areas. Most Company stores located in urban and suburban areas have been acquired and are generally leased on a long-term basis.

     The Company currently purchases gasoline for 32 locations from Exxon and Mobil and for 161 locations from other independent suppliers. Gasoline is sold at one location on a commission basis.

     The size of the Company's stores generally ranges from approximately 1,200 to 3,300 square feet with newer stores generally having over 3,000 square feet. The Company's largest location is 10,000 square feet in size. Typically, the stores offer a complete line of over 2,500 popular consumer items. In addition, the Company offers products designed to increase store traffic, such as branded fast foods, as well as services, including the sale of lottery tickets, the acceptance of personal checks and automated teller machines ("ATMs").

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

STRATEGY

     In fiscal year 1999, the Company reevaluated several of its key strategies to enhance its current operations. The Company's key strategies include the following:

     Development of a New Image for the Company and its Stores. The Company has designed a new logo and is working on the development of new exterior and interior store designs. New proprietary products have been and continue to be developed. The Company and its marketing firm continue to develop new advertising messages and design.

     Enhancement of Store Accessibility. Store sites will be easy to locate with easy ingress and egress and ample parking. Stores are designed to speed transactions and be equipped with modern, low maintenance machinery.

     Merchandising and Marketing. The Company has enhanced its category maintenance capabilities to deliver appealing, high quality, reasonably priced packaged products for ease of use. Foodservice products are being developed to lower employee involvement in preparation and lower customer efforts in selection and purchase.

     Upgrade Business Process Efficiency. The Company intends to update its business systems and technology to streamline key business processes. Completion of this process will allow more effective and efficient store management and provide greater flexibility to respond quickly to marketplace changes.

     Evaluation of Underperforming Stores. The Company has converted 22 underperforming locations to Choice stores to enhance the profitability of these locations. In fiscal year 1999, the Company closed or sold 20 locations. In fiscal year 2000, the Company is planning to convert 16 locations to Choice stores and will convert or close other locations as conditions warrant.

     The Company is continuing its emphasis on customer satisfaction, upgrading retail gasoline facilities and developing stores in small towns and rural areas.

MERCHANDISING AND MARKETING

     The Company's merchandising and marketing programs are designed to promote convenience through store location, hours of operation, parking, customer service, product selection and checkout procedures. Store hours are intended to meet customer needs and the characteristics of the community in which each store is located. Approximately 80% of the Company's convenience stores are open 24 hours per day, while the majority of the remaining stores are open from 6:00 a.m. to 12:00 midnight. To alleviate checkout congestion, most of the Company's products and services are sold on a self-service basis. Most Company stores provide parking for customers.

     Uni-Marts has a merchandising and marketing department which develops and implements promotional and advertising programs, sometimes in conjunction with suppliers. In November 1998, the Company retained a marketing and communications firm experienced in the convenience store industry. Television, radio, billboard and newspaper advertisements are designed to generate sales, increase customer traffic and promote the Company's name and image. The Company maintains an employee training program which emphasizes the importance of service to customers and the development of merchandising and marketing skills for its store managers and store personnel.

     Convenience Store Merchandise Sales. The Company's stores offer dry grocery items, health and beauty aids, newspapers and magazines, dairy products, candy, frozen foods, beverages, tobacco products, fountain drinks and freshly-ground coffee and cappuccino products. In recent years, the Company has emphasized new merchandise products such as prepared foods and branded fast foods to increase sales volume and customer traffic. In addition, the Company continues to add customer services, such as ATMs, prepaid telephone cards, the acceptance of personal checks and lottery ticket and money order sales, all of which are designed to increase customer traffic. Many stores also offer a variety of prepared and self-service fast foods, including freshly made sandwiches, hot dogs, pizzas, fresh baked goods and nachos.

     In fiscal year 1994, as part of its strategy to increase sales of branded fast foods, the Company entered into an agreement with Blimpie International ("Blimpie"). The Company presently operates 30 Blimpie locations and has franchised 24 locations with third parties. The Company receives a commission on these franchise sales.

     Convenience Store Gasoline Sales. Convenience store operations and merchandise sales are enhanced by self-service gasoline facilities, which the Company plans to include in as many new locations as possible. Sales of gasoline products at the Company's stores are affected by wholesale and retail price volatility, competition and marketing decisions. At September 30, 1999, the Company had 194 locations offering gasoline, with 129 of these locations also offering kerosene.

     The Company offers Exxon gasoline at 21 locations, Mobil gasoline at 11 locations and Uni-Mart branded gasoline at most other locations. One location sells branded gasoline on a commission basis.

     Choice Cigarette Discount Outlets. During fiscal year 1999, the Company converted two underperforming convenience store locations to discount tobacco stores operating under the name of Choice Cigarette Discount Outlet. At September 30, 1999, the Company operated 22 Choice stores, with 12 of these locations offering unleaded gasoline. The Company expects to sell gasoline at converted locations if gasoline was sold there prior to conversion. Other convenience store locations will be converted if conditions warrant. In general, profitability has improved at locations converted to Choice stores.

COMPANY OPERATIONS

     Store Management. Each Company-operated store is managed by a store manager. All Company stores are divided into groups of approximately nine stores by geographic area. Each group is managed by a store supervisor. A regional manager is responsible for a number of groups and their store supervisors. The regional managers report directly to the Senior Vice President of Operations, who oversees the day-to-day operations of the stores. Managers, supervisors and regional managers are compensated in part through incentive programs which provide for quarterly bonuses based primarily on increased profitability of the stores. The number of full-time and part-time employees per store depends on the sales volume of the store and its hours of operation.

     Franchises. At September 30, 1999, the Company had ten franchise stores which operate under various franchise agreements. Under all franchise agreements, the franchisee pays a royalty, which varies depending upon the agreement and whether the Company or the franchisee owns the convenience food store equipment. The royalty is based on the store's merchandise sales volume.

     As part of its services to nine franchise locations, the Company provides accounting services, merchandising and advertising assistance, store layout and design guidance, supplier and product selection and ongoing operational assistance. These franchisees are required to use the same internal control systems that the Company uses for the stores it operates. The Company does not provide these services for one franchise location. The Company has periodically closed franchised stores and does not intend to grant new franchises except in connection with new acquisitions or in other special circumstances.

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

DISTRIBUTION AND SUPPLY

     All stores are serviced at least weekly by vendors. The Company does not distribute products to its stores itself. In order to minimize costs and facilitate deliveries, the Company utilizes a single wholesale distributor for most in-store merchandise, pursuant to a six-year supply agreement that expires in July 2004. The Company believes that it could easily replace this distributor with one or more other distributors. Certain products, such as bakery items, dairy products, snacks, soft drinks, magazines and perishable products, are distributed by wholesale route salespeople. As part of the sale of its dairy operation in fiscal 1994, the Company entered into a 10-year supply agreement with the purchaser which provides for the Company's purchase of all dairy products sold at most of its Pennsylvania stores. In fiscal year 1998, the Company entered into 10-year gasoline supply agreements with Exxon and Mobil for stores that sell approximately 28% of the Company's gasoline volume. Gasoline is purchased for the remaining stores from various suppliers. A gasoline shortage, although unlikely, could adversely affect the Company's ability to sell gasoline at these locations.

MANAGEMENT CONTROLS AND INFORMATION SYSTEMS

     The company developed an internal automation system that includes point-of-sale ("POS") scanning. The system is designed to improve the timeliness and accuracy of management information, reduce paperwork at the store level and enhance cash, pricing and inventory controls. As of September 30, 1999, installation of this new POS scanning system was completed in 38 of the company's convenience stores and 22 Choice stores. A new store back office system is currently being evaluated and a planned pilot test of that software will take place in fiscal 2000.

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

     Store managers are responsible for placing orders for grocery, tobacco, frozen food and non-food items directly into the central computer system of the Company's wholesale supplier. The computer systems are designed to compare current orders with historical order levels and to reject orders that appear to be incorrect. Orders and receiving reports are reviewed by store supervisors. Invoices are reviewed and compared to receiving reports by the Company's accounting personnel and are paid centrally.

     The Company believes that its automated accounting and inventory control systems provide the information required for management decisions and expense control. An internal review has been conducted by the Company of all software used in its data processing equipment to determine its exposure, if any, to the "year 2000 problem." This problem may cause significant difficulties with the electronic processing of information in the year 2000 and subsequent years due to the inability of many computer programs to differentiate between the years 1900 and 2000. The incremental costs to make the necessary corrections to prevent any such difficulties did not have a material effect on the Company's consolidated financial statements. As discussed more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operation--Impact of the Year 2000 ("Y2K") Problem," the Company does not expect material difficulties with the Y2K problem in its internal computer systems and other systems affecting the operation of its stores.

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

     Under current federal and certain state regulatory programs, the Company was obligated to upgrade or replace all noncomplying underground storage tanks it owns or operates to meet corrosion protection and overfill/spill containment standards by December 1998. The Company has evaluated each of its stores which sell gasoline to determine the type of expenditures required to comply with these and other requirements under the federal and state UST regulatory programs.

     Management believes that the Company is currently in material compliance with all applicable federal and state laws and regulations. In the last eleven years, the Company has spent substantial amounts of money to upgrade its underground storage tanks to meet the applicable standards and requirements. The Company does not expect expenditures in fiscal year 2000 to maintain compliance at its locations to have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company has adopted a program to ensure that new gasoline installations comply with federal and state regulations and that existing locations are upgraded if required under these regulations.

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

     A significant portion, approximately 29%, of the Company's merchandise sales is derived from the sale of tobacco products at its convenience stores and Choice stores. If the government were to impose significant regulations or restrictions on the sale of tobacco products, it could have a material adverse effect on the Company.

     Management believes that the Company is currently in material compliance with all applicable federal and state laws and regulations.

TRADEMARKS

     The name "UNI-MART" and the Company's UNI-MART logo were registered with the U.S. Patent and Trademark Office as of May 13, 1997, and are owned by and licensed from Uni-Marts of America, Inc., a wholly owned subsidiary of the Company.

EMPLOYEES

     As of September 30, 1999, the Company had approximately 2,000 employees, approximately 900 of whom were full-time. The Company believes that its employee relations are good. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES.

     The following table sets forth certain information with respect to administrative and storage facilities owned or leased by the Company as of September 30, 1999:

                                 TYPE OF       SQUARE
   LOCATION                     OWNERSHIP      FOOTAGE      USE
   --------                     ---------      -------      ---
     State College, PA           Leased        26,500       Administrative offices
     State College, PA            Owned         5,400       Administrative offices
     Oak Hall, PA                Leased        19,400       Storage facility
     Pittsburgh, PA              Leased         2,700       Regional office and storage facility
     Camp Hill, PA               Leased         3,700       Regional office and storage facility
     Bradford, PA                Leased           500       Regional office

     The Company's above-referenced leased administrative offices and storage facility in State College and Oak Hall, Pennsylvania, respectively, are leased from HFL Corporation. HFL Corporation is controlled by Henry D. Sahakian, the Company's Chairman of the Board and Chief Executive Officer, and his brother, Daniel D. Sahakian, a Director of the Company.

     Of the Company's 234 convenience store locations, 118 are owned by the Company, 6 are leased from affiliated parties and 110 are leased from unaffiliated parties. Most leases are for initial terms of five to ten years with renewal terms of five years available at the Company's option. Under most leases, the Company is responsible for the payment of insurance, taxes and maintenance. Of the leased locations, 10 are subleased to franchisees. Of the Company's 22 discount tobacco locations, six are owned by the Company, one is leased from an affiliated party and 15 are leased from unaffiliated parties. The Company also owns five gasoline service stations, which are leased to unaffiliated operators. As of September 30, 1999, the Company had no stores under construction.

     The Company's store leases expire as follows:

            FISCAL YEAR OF
         LEASE EXPIRATION (1)            NUMBER OF FACILITIES
         --------------------            --------------------
                2000                              12
                2001                               9
                2002                               6
                2003                               7
                2004 and later                    98

---------------
(1) Most of the Company's leases have one or more renewal options at an agreed upon rental or fair market rental at the end of their initial terms.

     The Company has generally renewed its leases prior to their expiration. Where renewals have not been available or the Company otherwise determines to change location, the Company generally has been able to locate acceptable alternative facilities.

     The lease for the Company's administrative offices in State College, Pennsylvania, expires in December 2000.

     Management considers all properties currently in use, owned or leased, to be in good condition, well-maintained and suitable for current operations.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any material pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

     The Company's Common Stock is listed on the American Stock Exchange under the symbol "UNI." The transfer agent and registrar for shares of the Company's Common Stock is ChaseMellon Shareholder Services, L.L.C., Ridgefield Park, New Jersey. As of December 3, 1999, the Company had 6,957,914 shares of its Common Stock outstanding.

     Set forth below is a table which shows the high and low sale prices as reflected on the American Stock Exchange and dividends paid on Common Stock for each quarter in the two most recent fiscal years.

                                                 FIRST     SECOND      THIRD     FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER
                                                -------    -------    -------    -------
1999
  Cash Dividends per share....................   $.00       $.00       $.00       $.00
  Price Range:
     High.....................................  3 3/8      3          2 3/8      1 15/16
     Low......................................  2 5/8      2 1/4      1 3/8      1 1/8
1998
  Cash Dividends per share....................   $.00       $.00       $.00       $.00
  Price Range:
     High.....................................  5 1/2      5 1/4      4 9/16     3 7/8
     Low......................................  3 1/2      3 1/2      3 3/8      2 5/8

     In April 1997, the Company's Board of Directors elected to temporarily suspend the quarterly dividends on its Common Stock. The dividend will be considered for reinstatement upon the Company's return to profitability. However, there can be no assurance of future dividends because they are dependent not only on future earnings, but also capital requirements and financial condition. Certain of the Company's debt agreements require the Company to maintain a minimum tangible net worth of $24 million, which could possibly restrict the Company's ability to pay dividends on its Common Stock in the future.

     At December 3, 1999, the Company had approximately 354 stockholders of record of Common Stock. The Company believes that approximately 44 percent of its Common Stock is held in street or nominee names.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
     (IN THOUSANDS, EXCEPT PER SHARE, PER GALLON AND NUMBER OF STORES DATA)

     The following table of selected consolidated financial data of the Company, except for Operating Data and pro forma information, has been derived from the financial statements and related notes of the Company which have been audited by Deloitte & Touche LLP, Independent Auditors, as indicated in their report relating to the fiscal years ended September 30, 1999, 1998 and 1997, included elsewhere in this report. The data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.

                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                      --------------------------------------------------------
                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
STATEMENTS OF OPERATIONS DATA: (1)
  Sales and other income by the
     Company and its franchisees:
       Merchandise sales............  $146,718    $154,097    $188,936    $182,482    $180,343
       Gasoline sales...............   103,418     109,425     160,701     148,829     143,690
       Other income.................     2,170       2,847       2,563       2,501       2,978
                                      --------    --------    --------    --------    --------
          Total.....................   252,306     266,369     352,200     333,812     327,011
  Cost of sales.....................   185,285     194,704     267,325     247,458     240,164
                                      --------    --------    --------    --------    --------
  Gross profit......................    67,021      71,665      84,875      86,354      86,847
  Selling...........................    52,569      54,267      69,271      65,823      64,416
  General and administrative........     7,509       6,981       8,181       6,971       6,915
  Depreciation and amortization.....     5,968       6,388       7,339       6,058       5,533
  Interest..........................     3,951       4,042       4,234       2,854       3,323
  Provision for loss on disposal....         0           0       1,625           0           0
  Provision for asset impairment....       208         352       1,063           0           0
                                      --------    --------    --------    --------    --------
  Earnings (loss) before income
     taxes, extraordinary item and
     cumulative effect of accounting
     change.........................    (3,184)       (365)     (6,838)      4,648       6,660
  Income tax provision (benefit)....      (948)       (237)     (2,262)      1,677       2,506
                                      --------    --------    --------    --------    --------
  Earnings (loss) before
     extraordinary item and
     cumulative effect of accounting
     change.........................    (2,236)       (128)     (4,576)      2,971       4,154
  Extraordinary item-loss from debt
     extinguishment, net of income
     tax benefit of $125,800........         0        (244)          0           0           0
  Cumulative effect of accounting
     change, net of income tax
     benefit of $725,800............         0           0      (1,468)          0           0
                                      --------    --------    --------    --------    --------
  Net earnings (loss)...............  $ (2,236)   $   (372)   $ (6,044)   $  2,971    $  4,154
                                      ========    ========    ========    ========    ========
  Earnings (loss) per share before
     extraordinary item and
     cumulative effect of accounting
     change.........................  $   (.32)   $   (.02)   $   (.69)        .46    $    .66
  Loss per share from extraordinary
     item...........................       .00        (.03)        .00         .00         .00
  Loss per share from cumulative
     effect of accounting change....       .00         .00        (.22)        .00         .00
                                      --------    --------    --------    --------    --------
  Net earnings (loss) per share.....  $   (.32)   $   (.05)   $   (.91)   $    .46    $    .66
                                      ========    ========    ========    ========    ========
  Dividends per share...............  $  .0000    $  .0000    $  .0600    $  .1175    $  .1100
                                      ========    ========    ========    ========    ========
  Weighted average shares
     outstanding....................     6,887       6,764       6,642       6,509       6,297
                                      ========    ========    ========    ========    ========

                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                      --------------------------------------------------------
                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
OPERATING DATA (RETAIL LOCATIONS
ONLY):
  Average, per store, for stores
     open two full years:
       Merchandise sales............  $    552    $    492    $    474    $    456    $    448
       Gasoline sales...............  $    520    $    492    $    526    $    492    $    478
       Gallons of gasoline sold.....       623         566         496         477         468
  Gross profit per gallon of
     gasoline.......................  $   .103    $   .108    $   .112    $   .120    $   .132
  Total gallons of gasoline sold....   122,130     123,144     150,005     144,059     139,842
  Number of stores open at year
     end............................       234         256         384         405         414
  Stores added......................         0           0           2           2           3
  Stores closed/divested............        20         126           9          11           6
  Stores converted to Choice
     locations......................         2           2          14           0           0

BALANCE SHEET DATA:
  Working capital...................  $   (541)   $  1,590    $    727    $  1,663    $  2,330
  Total assets......................    88,475      95,009     113,594     105,038      95,670
  Long-term obligations.............    34,141      34,322      40,386      38,964      33,343
  Stockholders' equity..............    27,946      30,040      29,547      36,062      32,579

---------------
(1) In fiscal year 1997, the Company changed its method of calculating ending merchandise inventories under the retail inventory method. The cumulative effect of this accounting change, net of the income tax benefit, was approximately $1.5 million. The pro forma effect as if the accounting change was in effect in each of the years presented is as follows:

                                                         PRO FORMA FOR THE YEAR ENDED
                                                                SEPTEMBER 30,
                                                       --------------------------------
                                                         1997        1996        1995
                                                       --------    --------    --------
          Revenues...................................  $352,200    $333,812    $327,011
          Gross profit...............................    84,875      85,097      86,629
          Net earnings (loss)........................    (4,576)      2,168       4,018
          Earnings (loss) per share..................      (.69)        .33         .64

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Matters discussed below should be read in conjunction with "Statements of Operations Data" and "Operating Data (Retail Locations Only)" on the preceding pages.

     The Company's revenues are derived primarily from sales of merchandise and gasoline at its convenience and discount tobacco stores. Revenues from both the sale of merchandise and gasoline at the Company's stores declined in fiscal year 1999 due to fewer stores in operation. However, average annual merchandise sales for stores open two full years increased to $552,000 in fiscal year 1999 from $492,000 in fiscal year 1998 and $474,000 in fiscal year 1997. Average gallons of gasoline sold at the Company's stores open two full years were 623,000 gallons in fiscal year 1999 compared to 566,000 gallons in fiscal year 1998 and 496,000 gallons in fiscal year 1997.

     This merchandise sales growth trend is primarily the result of increased sales of fast-food items and the addition of in-store traffic enhancing services, such as the sale of lottery tickets, money orders and prepaid telephone cards; ATMs; and the acceptance of personal checks. Tobacco sales represented approximately 29% of total merchandise sales in each of the last three fiscal years. There has been volatility in selling prices as a result of competition among cigarette manufacturers. Since the Company expects this volatility to continue, it has sought increased sales of other merchandise to offset the uncertainty in cigarette sales.

     Convenience stores selling gasoline have been heavily affected by environmental regulations, principally concerning underground storage tanks, which require large capital expenditures in order to achieve compliance. In the late 1980s, the Company began making significant expenditures to meet, and exceed, applicable standards. Management believes that the Company is currently in compliance with all applicable federal and state environmental laws and regulations and expects minimum expenditures in fiscal year 2000 to maintain compliance. In addition, the Company has adopted a program to ensure that new gasoline installations comply with federal and state regulations.

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

     Termination of the relationship with Getty permits the Company to purchase petroleum products from a variety of competing sources. The Company sells gasoline at 194 locations, including one location where gasoline is sold on a commission basis. Branded gasoline is purchased under supply agreements for 32 locations and gasoline is purchased from various sources for 161 locations. These arrangements provide for purchases of gasoline at cost levels which are less than those offered by Getty. However, gasoline margins have historically been volatile and there can be no assurance that the Company's gasoline margins will be enhanced by purchasing such products from competitive sources. In addition, the Company has suspended its program of capital expenditures for branded fast-food installations and currently does not anticipate adding new installations in the near future.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain expense items to total revenues. It should be noted that the primary factors influencing the percentage relationship of cost of sales to revenues are the volatility of gasoline prices, gross profits and a proportional increase in the number of stores selling gasoline. On a percentage basis, the gross profit on gasoline sales is significantly less than the gross profit on merchandise sold in the convenience stores.

                                                                 FISCAL YEAR ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Revenues:
  Merchandise sales.........................................   58.1%    57.9%    53.6%
  Gasoline sales............................................   41.0     41.0     45.6
  Other income..............................................    0.9      1.1      0.8
                                                              -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0
Cost of sales...............................................   73.4     73.1     75.9
                                                              -----    -----    -----
Gross profit:
  Merchandise (as a percentage of merchandise sales)........   35.5     35.8     34.2
  Gasoline (as a percentage of gasoline sales)..............   12.5     12.5     10.7
          Total gross profit................................   26.6     26.9     24.1
Costs and expenses:
  Selling...................................................   20.8     20.4     19.7
  General and administrative................................    3.0      2.6      2.3
  Depreciation and amortization.............................    2.4      2.4      2.1
  Interest..................................................    1.6      1.5      1.2
  Provision for loss on disposal............................    0.0      0.0      0.5
  Provision for asset impairment............................    0.1      0.1      0.3
                                                              -----    -----    -----
          Total expenses....................................   27.9     27.0     26.1
                                                              -----    -----    -----
Loss before income taxes, extraordinary item and cumulative
  effect of accounting change...............................   (1.3)    (0.1)    (2.0)
Income tax benefit..........................................   (0.4)    (0.1)    (0.6)
                                                              -----    -----    -----
Loss before extraordinary item and cumulative effect of
  accounting change.........................................   (0.9)     0.0     (1.4)
Extraordinary item-loss from debt extinguishment, net of
  income tax benefit........................................    0.0     (0.1)     0.0
Cumulative effect of accounting change, net of income tax
  benefit...................................................    0.0      0.0     (0.4)
                                                              -----    -----    -----
Net loss....................................................   (0.9)%   (0.1)%   (1.8)%
                                                              =====    =====    =====

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

     The Company operated 234 convenience stores and 22 discount tobacco stores at September 30, 1999. During fiscal year 1999, the Company closed or sold 20 convenience stores and converted two convenience stores to discount tobacco stores. Total revenues in fiscal year 1999 were $252.3 million, a decline of $14.1 million, or 5.3%, in comparison to total revenues in fiscal year 1998 of $266.4 million. This decline is due largely to the operation of fewer stores and lower retail gasoline prices during fiscal year 1999.

     Merchandise sales in fiscal year 1999 were $146.7 million compared to $154.1 million in fiscal year 1998, a decline of $7.4 million, or 4.8%. This decline is primarily the result of fewer stores in operation. Merchandise sales at comparable stores increased 5.8%.

     Gasoline sales declined $6.0 million, or 5.5%, from $109.4 million in fiscal year 1998 to $103.4 million in fiscal year 1999, primarily as a result of lower sales prices per gallon sold. Gasoline gallons sold at comparable stores increased 8.1% in fiscal year 1999.

     Gross profits on merchandise sales in fiscal year 1999 declined $3.1 million compared to fiscal year 1998. The decline of 5.7% was primarily the result of the lower sales volumes caused by the operation of fewer stores. Merchandise gross profits were $52.1 million in fiscal year 1999 and $55.2 million in fiscal year 1998.

     Gasoline gross profits declined in fiscal year 1999 by $819,000, or 6.0%, in comparison to fiscal year 1998. The decrease from $13.7 million in fiscal year 1998 to $12.9 million in fiscal year 1999 is the result of lower gross profits per gallon of gasoline sold and, to a lesser degree, a slight decline in the total number of gallons sold. These decreases are the result of competitive pressures and fewer stores in operation. Although the total number of gallons sold declined slightly, gallons sold at comparable stores increased 8.1% in fiscal year 1999.

     Selling expenses were $52.6 million in fiscal year 1999 compared to $54.3 million in fiscal year 1998, a decline of $1.7 million, or 3.1%. This decline is the result of fewer stores in operation. Expense levels per average store increased, however, due to higher labor and maintenance costs. On average, labor cost per store increased 15.4% and maintenance cost per store almost doubled. General and administrative expense increased $528,000, or 7.6%. Certain executive officers were hired near the end of fiscal year 1998 and their salaries were reflected in expense for a full year in 1999 compared to a partial year in 1998. Officer salaries were approximately $450,000 higher in fiscal year 1999 compared to 1998. Depreciation and amortization expense declined by $420,000, or 6.6%, due to the operation of fewer stores. Interest expense also declined by $91,000, or 2.3%, primarily as a result of lower borrowing levels. The Company recorded a $208,000 provision for impairment of long-lived assets in fiscal year 1999 compared to $352,000 in fiscal year 1998.

     The Company recorded a pre-tax loss of $3.2 million in fiscal year 1999 compared to a pre-tax loss of $365,000 in fiscal year 1998. The income tax benefit of these losses was $948,000 in fiscal year 1999 and $237,000 in fiscal year 1998. In connection with refinancing most of its long-term debt in fiscal year 1998, the Company recorded an extraordinary loss from debt extinguishment of $244,000, net of the income tax benefit of $126,000. The net loss for fiscal year 1999 was $2.2 million, or $0.32 per share, compared to a net loss in fiscal year 1998 of $372,000, or $0.05 per share.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

     At September 30, 1998, the Company operated 126 fewer stores than operated one year previously. The Company formerly leased 105 of these stores, including ten franchised locations, from Getty, and these stores were returned to Getty. During fiscal year 1998, 21 other stores were closed or sold by the Company including ten franchised locations. Also, two convenience stores were converted to discount tobacco stores and one franchised location was converted to a Company-operated store. Total revenues in fiscal year 1998 were $266.4 million compared to $352.2 million in fiscal year 1997. This decline of $85.8 million, or 24.4%, is primarily the result of fewer stores in operation, as well as lower retail prices for gasoline.

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

SEASONALITY AND UNAUDITED QUARTERLY RESULTS

     The Company's business generally has been subject to moderate seasonal influences with higher sales in the third and fourth fiscal quarters of each year, since customers tend to purchase more convenience items, such as ice, beverages and fast food, and more gasoline during the warmer months. Due to adverse weather conditions, merchandise sales for the second fiscal quarter have generally been lower than other quarters. However, because of price volatility, gasoline profit margins fluctuate significantly throughout the year. When the Company's relationship with Getty was terminated at the end of the first quarter of fiscal year 1998, it no longer operated 105 stores formerly leased from Getty. The loss of these stores reduced sales and operating expenses for the remainder of fiscal year 1998 and the closing of 20 stores in fiscal year 1999 had a similar effect.

                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       FISCAL YEAR 1998                              FISCAL YEAR 1999
                                         QUARTER ENDED                                QUARTER ENDED
                           -----------------------------------------    ------------------------------------------
                           JAN. 1,    APR. 2,    JULY 2,    SEP. 30,    DEC. 31,    APR. 1,    JULY 1,    SEP. 30,
                            1998       1998       1998        1998        1998       1999       1999        1999
                           -------    -------    -------    --------    --------    -------    -------    --------
Revenues:
  Merchandise sales......  $45,255    $33,558    $37,410    $37,874     $35,399     $34,687    $37,735    $38,897
  Gasoline sales.........   36,381     21,959     25,047     26,038      25,321      21,753     26,595     29,749
  Other income...........      556        496        822        973         429         787        271        683
                           -------    -------    -------    -------     -------     -------    -------    -------
        Total revenues...   82,192     56,013     63,279     64,885      61,149      57,227     64,601     69,329
Cost of sales............   61,564     39,524     46,624     46,992      43,970      41,529     47,946     51,840
                           -------    -------    -------    -------     -------     -------    -------    -------
Gross profit.............   20,628     16,489     16,655     17,893      17,179      15,698     16,655     17,489
Costs and expenses:
  Selling................   16,697     12,731     12,052     12,787      13,217      13,337     13,015     13,000
  General &
    administrative.......    1,711      1,666      1,496      2,108       1,780       1,903      1,840      1,986
  Depreciation &
    amortization.........    1,585      1,641      1,565      1,597       1,572       1,512      1,452      1,432
  Interest...............    1,126      1,023        884      1,009       1,009         974        961      1,007
Provision for asset
  impairment.............        0          0          0        352           0         100        100          8
                           -------    -------    -------    -------     -------     -------    -------    -------
Earnings (loss) before
  income taxes and
  extraordinary item.....     (491)      (572)       658         40        (399)     (2,128)      (713)        56
Income tax provision
  (benefit)..............     (217)      (142)       282       (160)       (110)       (699)      (180)        41
                           -------    -------    -------    -------     -------     -------    -------    -------
Earnings (loss) before
  extraordinary item.....     (274)      (430)       376        200        (289)     (1,429)      (533)        15
Extraordinary item-debt
  extinguishment, net of
  income tax benefit of
  $126...................        0          0       (244)         0           0           0          0          0
                           -------    -------    -------    -------     -------     -------    -------    -------
Net earnings (loss)......  $  (274)   $  (430)   $   132    $   200     $  (289)    $(1,429)   $  (533)   $    15
                           =======    =======    =======    =======     =======     =======    =======    =======
Earnings (loss) per share
  before extraordinary
  item...................  $ (0.04)   $ (0.06)   $  0.06    $  0.03     $ (0.04)    $ (0.21)   $ (0.08)   $  0.00
Loss per share from
  extraordinary item.....     0.00       0.00      (0.04)      0.00        0.00        0.00       0.00       0.00
                           -------    -------    -------    -------     -------     -------    -------    -------
Net earnings (loss) per
  share..................  $ (0.04)   $ (0.06)   $  0.02    $  0.03     $ (0.04)    $ (0.21)   $ (0.08)   $  0.00
                           =======    =======    =======    =======     =======     =======    =======    =======
Weighted average shares
  outstanding............    6,655      6,734      6,827      6,848       6,866       6,877      6,894      6,911
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

     On December 30, 1998, the Company entered into a secured $10.0 million revolving loan agreement with a bank, with $3.0 million reserved for letters of credit. The Company utilized $3.5 million of this facility to pay its existing revolving credit facility and property loan. The Company also used this facility to replace its outstanding letter of credit which expired June 30, 1999. The revolving credit facility is subject to renewal at December 31, 1999. As of December 29, 1999, the bank has committed to an extension of up to nine months on a revolving credit facility subject to the Company's compliance with certain restrictive covenants at March 30, 2000 and June 29, 2000. The restrictive covenants include a minimum debt service coverage ratio, a minimum level of tangible net worth, a maximum debt to tangible net worth ratio, and a limit on unfunded capital expenditures. These covenants are unchanged from the existing credit agreement, except that the bank has agreed to reduce the required minimum tangible net worth covenant from $24 million at December 31, 1999 and September 30, 2000, to $23 million at March 31, 2000 and June 30, 2000. An additional covenant requirement of the extension agreement is that the Company's results from operations for the six and nine-month periods ending March 30, 2000 and June 29, 2000 must meet or exceed the budgeted amounts provided to the bank.

     Management is currently evaluating their refinancing alternatives and has obtained approval from its existing mortgage lender for a $10 million one-year revolving line of credit secured by real estate and store equipment. The terms of this loan are subject to completion of a formal commitment, but would include certain provisions which would require the Company to maintain a minimum net worth of $20 million and an aggregate fixed charge ratio of 1.25:1. If the Company elects to close on this facility, the bank loan would be repaid from the proceeds.

     Management believes that cash from operations and the available credit facilities will be sufficient to meet the Company's obligations for the fiscal year ending September 30, 2000.

     Capital requirements for debt service and capital leases for fiscal year 2000 are approximately $1.2 million. The Company anticipates capital expenditures of approximately $3.0 million in fiscal year 2000 for acquisition of real estate, remodeling of stores and upgrades of store equipment and gasoline-dispensing equipment. These expenditures are expected to be funded from cash flows from operations. The Company also is considering the start of a $4.0 million project pending the availability of funding. Approximately $1.25 million of the $4.0 million is committed contractually.

IMPACT OF THE YEAR 2000 ("Y2K") PROBLEM

  BACKGROUND

     Many computer systems in use today were designed to utilize just two digits to represent a year rather than four digits. If a system element uses the two-digit convention for dates and the system is date sensitive, the system will malfunction when it first encounters the date January 1, 2000. The Company uses a variety of computers and computer software programs to operate and manage its business. The functioning of these systems is subject to problems if it does not properly interpret dates in the year 2000 and beyond. The Company also utilizes certain date-sensitive electronic equipment with embedded microchips such as cash registers and credit card readers. In addition, the Company deals with numerous suppliers of merchandise and services whose Y2K failure could be disruptive to the Company's business. The Company has been involved since early 1997 in developing and completing a program to deal with the Y2K problem.

  THE COMPANY'S Y2K PROGRAM

     The Company's Y2K program involved identification of Y2K problems in its various computer systems and date-sensitive electronic equipment, replacement or modification of the computer systems and software as required and extensive testing of the replacements and modifications. This portion of the Company's Y2K program has been completed. The Company has ranked its suppliers of goods and services according to the probability and impact of a Y2K problem with each vendor. The Company has contacted all suppliers except noncritical or nonessential suppliers to request written statements from them regarding their Y2K compliance. With the exception of some utility providers, positive responses have been received from over 95% of the other suppliers contacted. The Company has also completed contingency plans to handle Y2K problems with critical suppliers. Although the Company's Y2K program has been essentially completed, testing of systems and plans will continue until December 31, 1999. The total cost of the program will be approximately $400,000 most of which was expended prior to September 30, 1999.

  SUMMARY

     Based on its assessment and corrective efforts to date, the Company does not expect material difficulties with the Y2K problem in its internal computer systems. In addition, the Company does not expect material Y2K problems with other date-sensitive hardware or materially disruptive Y2K failures of its suppliers of merchandise and services. The Company's stores are geographically dispersed and it has a diverse supplier base. Although the Company does have a diverse supplier base, it does deal with a limited number of large suppliers whose Y2K failure could have a material effect on the Company's business. The Company believes that it could find alternative suppliers or handle developing Y2K problems with its current contingency plans. The Company's contingency plans were developed to mitigate possible Y2K failures. In management's opinion, the largest Y2K risks facing the Company are the inability of the Company's stores to process retail sales transactions or obtain merchandise to sell, as well as potential failure of public utility systems.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Uni-Marts, Inc.
State College, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Uni-Marts, Inc. and subsidiary (the "Company"), as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Uni-Marts, Inc. and subsidiary as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

     As discussed in Note C, the Company changed its method of accounting for inventory in 1997.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche, LLP
Philadelphia, Pennsylvania
November 11, 1999 (December 29, 1999 as to Note F)

                         UNI-MARTS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                           ASSETS
Current Assets:
  Cash......................................................  $ 1,944,358    $ 5,838,318
  Accounts receivable -- less allowances of $288,000 and
     $384,900...............................................    2,524,734      2,296,187
  Tax refunds receivable....................................            0      1,416,363
  Inventories...............................................   11,737,029     10,628,307
  Prepaid and current deferred taxes........................    2,079,155      1,975,802
  Property held for sale....................................    1,410,810      1,729,598
  Prepaid expenses and other................................    1,099,484        929,304
  Loan due from officer -- current portion..................       60,000        200,000
                                                              -----------    -----------
          Total Current Assets..............................   20,855,570     25,013,879
Net Property, Equipment and Improvements....................   61,713,278     63,960,971
Loan Due from Officer.......................................      480,000        450,800
Net Intangible and Other Assets.............................    5,425,771      5,582,989
                                                              -----------    -----------
          Total Assets......................................  $88,474,619    $95,008,639
                                                              ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $10,967,476    $11,120,972
  Gas taxes payable.........................................    2,183,410      2,324,299
  Accrued expenses..........................................    5,222,855      5,304,579
  Credit line payable.......................................    1,800,000      3,500,000
  Current maturities of long-term debt......................      958,811      1,107,818
  Current obligations under capital leases..................      264,310         70,810
                                                              -----------    -----------
          Total Current Liabilities.........................   21,396,862     23,428,478
Long-Term Debt, less current maturities.....................   33,264,639     33,846,812
Obligations under Capital Leases, less current maturities...      875,977        474,826
Deferred Taxes..............................................    2,561,500      4,131,400
Deferred Income and Other Liabilities.......................    2,429,835      3,086,948
Commitments and Contingencies
Stockholders' Equity:
  Common Stock, par value $.10 a share:
     Authorized 15,000,000 shares
     Issued 7,327,088 and 7,316,797 shares, respectively....      732,709        731,680
  Additional paid-in capital................................   24,030,665     24,189,258
  Retained earnings.........................................    5,646,956      7,882,583
                                                              -----------    -----------
                                                               30,410,330     32,803,521
  Less treasury stock, at cost -- 400,962 and 455,545 shares
     of Common Stock, respectively..........................   (2,464,524)    (2,763,346)
                                                              -----------    -----------
                                                               27,945,806     30,040,175
                                                              -----------    -----------
          Total Liabilities and Stockholders' Equity........  $88,474,619    $95,008,639
                                                              ===========    ===========

                 See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED SEPTEMBER 30,
                                                  --------------------------------------------
                                                      1999            1998            1997
                                                  ------------    ------------    ------------
REVENUES:
  Merchandise sales.............................  $146,718,301    $154,097,184    $188,935,939
  Gasoline sales................................   103,417,555     109,424,633     160,700,946
  Other income..................................     2,169,901       2,846,896       2,563,490
                                                  ------------    ------------    ------------
                                                   252,305,757     266,368,713     352,200,375
                                                  ------------    ------------    ------------
COSTS AND EXPENSES:
  Cost of sales.................................   185,285,307     194,703,534     267,324,567
  Selling.......................................    52,568,471      54,267,079      69,270,631
  General and administrative....................     7,508,747       6,981,006       8,181,303
  Depreciation and amortization.................     5,968,188       6,388,426       7,339,206
  Interest......................................     3,950,533       4,041,719       4,234,440
  Provision for loss on disposal................             0               0       1,624,550
  Provision for asset impairment................       208,338         351,989       1,063,203
                                                  ------------    ------------    ------------
                                                   255,489,584     266,733,753     359,037,900
                                                  ------------    ------------    ------------
Loss before income taxes, extraordinary item and
  cumulative effect of accounting change........    (3,183,827)       (365,040)     (6,837,525)
Income tax benefit..............................      (948,200)       (237,400)     (2,261,600)
                                                  ------------    ------------    ------------
Loss before extraordinary item and cumulative
  effect of accounting change...................    (2,235,627)       (127,640)     (4,575,925)
Extraordinary item-loss from debt
  extinguishment, net of income tax benefit of
  $125,800......................................             0        (244,315)              0
Cumulative effect of accounting change, net of
  income tax benefit of $725,800................             0               0      (1,468,140)
                                                  ------------    ------------    ------------
Net loss........................................  $ (2,235,627)   $   (371,955)   $ (6,044,065)
                                                  ============    ============    ============
Loss per share:
  Loss per share before extraordinary item and
     cumulative effect of accounting change.....  $      (0.32)   $      (0.02)   $      (0.69)
  Loss per share from extraordinary item........          0.00           (0.03)           0.00
  Loss per share from cumulative effect of
     accounting change..........................          0.00            0.00           (0.22)
                                                  ------------    ------------    ------------
  Basic and diluted net loss per share..........  $      (0.32)   $      (0.05)   $      (0.91)
                                                  ============    ============    ============
Basic and diluted weighted average number of
  common shares outstanding.....................     6,886,774       6,763,768       6,641,926
                                                  ============    ============    ============

                 See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        COMMON STOCK
                                       PAR VALUE $.10
                                          A SHARE
                                   AUTHORIZED 15,000,000
                                           SHARES           UNREALIZED   ADDITIONAL                      TREASURY STOCK
                                   ----------------------    LOSS ON       PAID-IN      RETAINED     ----------------------
                                     SHARES      AMOUNT     SECURITIES     CAPITAL      EARNINGS      SHARES      AMOUNT
                                   ----------   ---------   ----------   -----------   -----------   --------   -----------
BALANCE -- OCTOBER 1, 1996.......  7,279,684    $727,968     $(54,401)   $24,287,858   $14,696,776    621,197   $(3,595,790)
  Purchase of treasury stock.....                                                                      50,500      (365,994)
  Issuance of common stock.......      6,973         698                      54,141                  (31,717)      183,526
  Unrealized gain on
    securities...................                              54,401
  Net loss.......................                                                       (6,044,065)
  Dividends ($.0600 per share)...                                                         (398,173)
                                   ---------    --------     --------    -----------   -----------   --------   -----------
BALANCE -- SEPTEMBER 30, 1997....  7,286,657     728,666            0     24,341,999     8,254,538    639,980    (3,778,258)
  Purchase of treasury stock.....                                                                      12,421       (49,285)
  Issuance of common stock.......     30,140       3,014                    (152,741)                (196,856)    1,064,197
  Net loss.......................                                                         (371,955)
                                   ---------    --------     --------    -----------   -----------   --------   -----------
BALANCE -- SEPTEMBER 30, 1998....  7,316,797     731,680            0     24,189,258     7,882,583    455,545    (2,763,346)
  Purchase of treasury stock.....                                                                       4,119        (9,364)
  Issuance of common stock.......     10,291       1,029                    (158,593)                 (58,702)      308,186
  Net loss.......................                                                       (2,235,627)
                                   ---------    --------     --------    -----------   -----------   --------   -----------
BALANCE -- SEPTEMBER 30, 1999....  7,327,088    $732,709     $      0    $24,030,665   $ 5,646,956    400,962   $(2,464,524)
                                   =========    ========     ========    ===========   ===========   ========   ===========

                 See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED SEPTEMBER 30,
                                                    ---------------------------------------------
                                                        1999            1998            1997
                                                    -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others.........  $ 250,705,501   $ 266,814,682   $ 351,614,420
  Cash paid to suppliers and employees............   (247,104,574)   (256,330,886)   (340,898,407)
  Net receipts for sales and purchases of trading
     equity securities............................              0         831,826               0
  Dividends and interest received.................        111,774         138,277          80,172
  Interest paid (net of capitalized interest of
     $0, $0 and $57,400)..........................     (3,640,701)     (4,359,976)     (4,157,146)
  Income taxes received...........................        691,310       2,245,025       1,005,600
                                                    -------------   -------------   -------------
       Net Cash Provided by Operating
          Activities..............................        763,310       9,338,948       7,644,639

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from sale of capital assets............      2,313,119       7,567,051         170,473
  Purchase of property, equipment and
     improvements.................................     (4,800,187)     (4,234,049)    (11,844,707)
  Net payments for sales and purchases of
     available-for-sale securities................              0               0        (183,667)
  Note receivable from officer....................        110,800         173,968        (824,768)
  Cash advanced for intangible and other assets...       (508,752)       (359,800)       (506,164)
  Cash received for intangible and other assets...        238,678         813,535         236,651
                                                    -------------   -------------   -------------
       Net Cash (Used) Provided by Investing
          Activities..............................     (2,646,342)      3,960,705     (12,952,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit
     agreement....................................              0     (10,000,000)      5,000,000
  Additional long-term borrowings.................        721,618      34,895,954      10,000,000
  (Payments) borrowings on line of credit.........     (1,700,000)      3,500,000               0
  Principal payments on debt......................     (1,026,123)    (42,647,892)     (4,145,456)
  Purchases of treasury stock.....................         (9,364)        (49,285)       (365,994)
  Proceeds from issuance of common stock..........          2,941         846,500           2,625
  Dividends paid to stockholders..................              0               0        (398,173)
                                                    -------------   -------------   -------------
       Net Cash (Used) Provided by Financing
          Activities..............................     (2,010,928)    (13,454,723)     10,093,002
                                                    -------------   -------------   -------------
Net (decrease) increase in cash...................     (3,893,960)       (155,070)      4,785,459
Cash at beginning of year.........................      5,838,318       5,993,388       1,207,929
                                                    -------------   -------------   -------------
Cash at end of year...............................  $   1,944,358   $   5,838,318   $   5,993,388
                                                    =============   =============   =============

                         UNI-MARTS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                              YEAR ENDED SEPTEMBER 30,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
RECONCILIATION OF NET LOSS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
Net Loss............................................  $(2,235,627)   $  (371,955)   $(6,044,065)
Adjustments to Reconcile Net Loss to Net
  Cash Provided by Operating Activities:
     Depreciation and amortization..................    5,968,188      6,388,426      7,339,206
     Provision for loss on disposal.................            0              0      1,624,550
     Provision for asset impairment.................      208,338        351,989      1,063,203
     Net unrealized holding loss (gain) on trading
       securities...................................            0        130,355       (130,323)
     Gain on sale of trading equity securities......            0       (110,662)       (97,107)
     Gain on sale of available-for-sale
       securities...................................            0              0         (3,001)
     (Gain) loss on sale of capital assets and
       other........................................     (378,418)      (348,209)       282,836
     Cumulative effect of accounting change.........            0              0      1,468,140
     Change in assets and liabilities:
       (Increase) decrease in:
          Trading equity securities.................            0        383,520              0
          Accounts receivable.......................     (228,547)     1,223,694       (102,361)
          Tax refunds receivable....................    1,416,363        402,737     (1,819,100)
          Inventories...............................   (1,108,722)     5,055,023        (69,272)
          Prepaid expenses..........................     (171,790)      (267,486)     1,238,136
       Increase (decrease) in:
          Accounts payable and accrued expenses.....     (376,109)    (4,943,597)     2,219,399
          Deferred income taxes and other
            liabilities.............................   (2,330,366)     1,445,113        674,398
                                                      -----------    -----------    -----------
     Total Adjustments to Net Loss..................    2,998,937      9,710,903     13,688,704
                                                      -----------    -----------    -----------
Net Cash Provided by Operating Activities...........  $   763,310    $ 9,338,948    $ 7,644,639
                                                      ===========    ===========    ===========

Supplemental Schedule of Noncash Operating Activity:

During fiscal year 1997, the Company sold marketable securities for $448,300 and recognized a gain of $97,100. The cash proceeds from the sale were not received until after September 30, 1997.

                 See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company is an independent operator of convenience stores and discount tobacco stores located in Pennsylvania, New York, Delaware, Maryland and Virginia.

     (1) Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

     (2) Inventories -- The Company values its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method. Gasoline inventories are valued at the lower of cost (first-in, first-out method) or market (see Note C).

     (3) Property, Equipment and Improvements -- Depreciation and amortization are calculated using the straight-line method over the useful lives of the related assets. Amortization of improvements to leased properties is based on the remaining terms of the leases or the estimated useful lives of such improvements, whichever is shorter. Interest costs incurred on borrowed funds during the period of construction of capital assets are capitalized as a component of the cost of acquiring those assets. The amount of interest capitalized in fiscal year 1997 was $57,400. No interest was capitalized in fiscal years 1999 and 1998.

     (4) Intangible and Other Assets -- Intangible and other assets consist of the following:

                                                                 ACCUMULATED     NET BOOK    USEFUL
                                                       COST      AMORTIZATION     VALUE      LIVES
                                                    ----------   ------------   ----------   ------
          FOR THE YEAR ENDED SEPTEMBER 30, 1999:
          Goodwill................................  $  145,399    $  125,188    $   20,211   13-21
          Goodwill................................   5,658,044     1,944,765     3,713,279   29-40
          Lease acquisition costs.................     674,570       519,489       155,081   12-25
          Other intangibles.......................      99,111        44,949        54,162   15-16
          Other assets............................   1,483,038             0     1,483,038
                                                    ----------    ----------    ----------
                                                    $8,060,162    $2,634,391    $5,425,771
                                                    ==========    ==========    ==========
          FOR THE YEAR ENDED SEPTEMBER 30, 1998:
          Goodwill................................  $  145,399    $  115,278    $   30,121   13-21
          Goodwill................................   5,658,044     1,769,629     3,888,415   29-40
          Lease acquisition costs.................     827,465       595,009       232,456   12-25
          Other intangibles.......................      91,879        87,953         3,926   15-16
          Other assets............................   1,423,809             0     1,423,809
                                                    ----------    ----------    ----------
                                                    $8,146,596    $2,567,869    $5,578,727
                                                    ==========    ==========    ==========

         Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations and is amortized on a straight-line basis. Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms. Amortization expense was $267,500 (1999), $439,500 (1998) and $431,200 (1997).

     (5) Asset Impairment -- It is the Company's policy to periodically review and evaluate the recoverability of fixed and intangible assets by assessing current and future profitability and cash flows and to determine whether the depreciation or amortization of the balances over their remaining lives can be recovered through expected future results and cash flows. The Company recorded provisions of $208,300 (1999), $352,000 (1998) and $1,063,200 (1997) for asset impairment for certain real estate, leasehold improvements, store and gasoline equipment and goodwill at certain closed or underperforming stores. Fair value was determined based on a review of historical and projected cash flows. The Company also recorded a provision for loss on disposal of $1,624,600 in fiscal year 1997 for certain assets that were sold in January 1998.

     (6) Self-Insurance Reserves -- The Company assumes the risks for general liability and workers' compensation insurance exposures up to certain loss thresholds set forth in separate insurance contracts. The Company has established self-insurance reserves for these risks, which are recorded on a present value basis using a risk-free discount rate of 7.0%, using actuarial valuations provided by independent companies. At September 30, 1999 and 1998, the Company had self-insurance reserves totaling $2,868,900 and $2,551,500, respectively.

     (7) Income Taxes -- The Company recognizes deferred tax assets and liabilities for temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates.

     (8) Deferred Income and Other Liabilities -- The Company generally records revenues when products are sold or services rendered. In certain instances, the Company receives advance payments for purchase commitments or other services and records revenue from such payments in accordance with the terms of the related contractual arrangements. Deferred income and other liabilities includes the following:

                                                                    SEPTEMBER 30,
                                                                  1999          1998
                                                               ----------    ----------
           Deferred income.......... ........................  $2,165,651    $2,559,061
           Deferred compensation.............................     237,571       487,499
           Other noncurrent liabilities......................      26,613        40,388
                                                               ----------    ----------
                                                               $2,429,835    $3,086,948
                                                               ==========    ==========

     (9) Earnings Per Share -- Earnings per share for the years ended September 30, 1999, 1998 and 1997 were calculated based on the weighted average number of shares of common stock outstanding. Although there were potentially dilutive stock options for 576,441, 535,566 and 555,035 shares outstanding in fiscal years 1999, 1998 and 1997, respectively, they were not included as the effect was antidilutive.

    (10) Advertising Costs -- The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising costs of $1,894,600, $2,084,800 and $1,885,500 in fiscal years 1999,
         1998 and 1997, respectively.

    (11) Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

    (12) New Accounting Pronouncements -- In fiscal year 1999, the Company adopted Statement Nos. 130, 131 and 132 of the Financial Accounting Standards Board ("FASB"). FASB

         Statement No. 130, "Reporting Comprehensive Income," was adopted although the Company had no transactions involving other comprehensive income in any of the periods presented. FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted by the Company although the Company does not have more than one segment on which to report. FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was adopted by the Company although its disclosures were in compliance with this statement.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments. The Company is not required to adopt this standard until fiscal year 2001. At this time, the Company has not determined the impact this standard will have on the Company's financial statements.

    (13) Reclassifications -- Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the classifications used in 1999.

B. OPERATIONS AND FINANCING:

The Company has experienced net losses for each of the three years in the period ended September 30, 1999. The Company's ability to continue to operate beyond the immediate future will ultimately depend upon its ability to achieve levels of revenues necessary to support the Company's cost structure, reduce the costs of operating its stores and maintain adequate financing.

Management's plans include the renewal or refinancing of its existing working credit facility (see Note F) and improved operating efficiencies resulting from the management and operational changes made during fiscal year 1999. The changes include the reduction of certain fixed expenses, the implementation of merchandising programs designed to improve gross margins and the closing or divesting of 20 underperforming stores.

Management believes that cash from operations and the available credit facility will be sufficient to meet the Company's obligations for the fiscal year ending September 30, 2000.

C. INVENTORIES:

The following is a summary of inventories at September 30:

                                                               1999           1998
                                                            -----------    -----------
         Merchandise......................................  $ 9,549,642    $ 8,754,773
         Gasoline.........................................    2,187,387      1,873,534
                                                            -----------    -----------
                                                            $11,737,029    $10,628,307
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

The cumulative effect of this accounting change was a charge to earnings of approximately $1,468,000, net of the related income tax benefit of $725,000. The pro forma effect as if the accounting change was in effect in the year presented is as follows:

                                                                           YEAR ENDED
                                                                       SEPTEMBER 30, 1997
                                                                       ------------------
         Net earning (loss):
           As reported...............................................    $  (6,044,065)*
           Pro forma.................................................    $  (4,575,925)
         Net earnings (loss) per share:
           As reported...............................................    $       (0.91)
           Pro forma.................................................    $       (0.69)

---------------

* Includes cumulative effect of accounting change of $1,468,140.

D. PROPERTY HELD FOR SALE:

Property held for sale is carried at the lower of cost or net realizable value. The properties have been classified as current assets because the Company expects the properties to be sold within the next fiscal year. The properties are undeveloped land, a vacant rental property and closed convenience stores.

E. PROPERTY, EQUIPMENT AND IMPROVEMENTS -- AT COST:

                                                                                                 ESTIMATED
                                                                  ACCUMULATED      NET BOOK       LIFE IN
                                                      COST        DEPRECIATION       VALUE         YEARS
                                                  ------------    ------------    -----------    ---------
         YEAR ENDED SEPTEMBER 30, 1999:
         Land...................................  $ 15,268,264    $         0     $15,268,264
         Buildings..............................    43,036,470     15,106,372      27,930,098      29-35
         Machinery and equipment................    34,210,894     23,641,022      10,569,872       3-10
         Machinery and equipment................     6,300,426      3,062,605       3,237,821      11-20
         Capitalized property and equipment
           leases...............................     1,452,816        577,431         875,385       5-25
         Leasehold improvements.................    10,603,225      7,674,710       2,928,515       1-10
         Leasehold improvements.................       461,053        362,555          98,498      11-20
         Construction in progress...............       804,825              0         804,825
                                                  ------------    -----------     -----------
                                                  $112,137,973    $50,424,695     $61,713,278
                                                  ============    ===========     ===========
         YEAR ENDED SEPTEMBER 30, 1998:
         Land...................................  $ 15,170,920    $         0     $15,170,920
         Buildings..............................    42,131,243     13,666,374      28,464,869      29-35
         Machinery and equipment................    35,057,292     23,134,977      11,922,315       3-10
         Machinery and equipment................     6,469,607      2,914,240       3,555,367      11-20
         Capitalized property and equipment
           leases...............................       731,197        522,507         208,690       5-25
         Leasehold improvements.................    10,559,147      7,399,401       3,159,746       1-10
         Leasehold improvements.................       466,344        341,092         125,252      11-20
         Construction in progress...............     1,353,812              0       1,353,812
                                                  ------------    -----------     -----------
                                                  $111,939,562    $47,978,591     $63,960,971
                                                  ============    ===========     ===========

Depreciation expense in fiscal years 1999, 1998 and 1997 was $5,700,700, $5,948,900 and $6,908,000, respectively, including the amortization of capitalized property and equipment leases.

F. SHORT-TERM CREDIT FACILITIES:

The Company has a short-term credit facility which is a secured $10.0 million revolving loan agreement with $3.0 million reserved for letters of credit. Borrowings of $1.8 million and letters of credit of $2.7 million were outstanding at September 30, 1999. This facility bears interest at a floating rate of LIBOR plus 2.8%. The interest rate at September 30, 1999 was 8.175%. The revolving credit facility is subject to renewal at December 31, 1999.

The Company's revolving loan agreement contains covenants which provide for the maintenance of minimum tangible net worth as well as limitations on future indebtedness, sales and leasebacks and dispositions of assets, among other things. This agreement may restrict the Company's ability to declare and pay dividends on common stock.

As of December 29, 1999, the bank has committed to an extension of up to nine months on a revolving credit facility subject to the Company's compliance with certain restrictive covenants at March 30, 2000 and June 29, 2000. The restrictive covenants include a minimum debt service coverage ratio, a minimum level of tangible net worth, a maximum debt to tangible net worth ratio, and a limit on unfunded capital expenditures. These covenants are unchanged from the existing credit agreement, except that the bank has agreed to reduce the required minimum tangible net worth covenant from $24 million at December 31, 1999 and September 30, 2000, to $23 million at March 31, 2000 and June 30, 2000. An additional covenant requirement of the extension agreement is that the Company's results from operations for the six and nine-month periods ending March 30, 2000 and June 29, 2000 must meet or exceed the budgeted amounts provided to the bank.

Management is currently evaluating their refinancing alternatives and has obtained approval from its existing mortgage lender for a $10 million one-year revolving line of credit secured by real estate and store equipment. The terms of this loan are subject to completion of a formal commitment, but would include certain provisions which would require the Company to maintain a minimum net worth of $20 million and an aggregate fixed charge ratio of 1.25:1. If the Company elects to close on this facility, the bank loan would be repaid from the proceeds.

G. LONG-TERM DEBT:

                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Mortgage Loan. Principal and interest will be paid in 226
monthly installments. The loan bears interest at a rate of
9.08%.......................................................  $33,630,236    $34,140,001
Equipment Loan. Principal and interest are paid in monthly
  installments. The loan expires in 2001 and bears interest
  at the prime rate plus 1.5%. The interest rate at
  September 30, 1999 was 9.75%..............................      384,553        594,309
Mortgage Loan. Principal and interest are paid in monthly
  installments. The loan expires in 2010 and bears interest
  at the prime rate, adjustable annually. The interest rate
  at September 30, 1999 was 7.75%...........................      208,661        220,320
                                                              -----------    -----------
                                                               34,223,450     34,954,630
Less current maturities.....................................      958,811      1,107,818
                                                              -----------    -----------
                                                              $33,264,639    $33,846,812
                                                              ===========    ===========

The mortgage loans are collateralized by $48,211,900 of property, at cost.

Aggregate maturities of long-term debt during the next five years are as follows:

        September 30,
             2000................................................  $   958,811
             2001................................................      870,800
             2002................................................      772,000
             2003................................................      855,300
             2004................................................      946,800
             Thereafter..........................................   29,819,739
                                                                   -----------
                                                                   $34,223,450
                                                                   ===========

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

H. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The estimated fair values of the Company's financial instrument liabilities are as follows:

                                           SEPTEMBER 30, 1999            SEPTEMBER 30, 1998
                                       --------------------------    --------------------------
                                        CARRYING         FAIR         CARRYING         FAIR
                                         AMOUNT          VALUE         AMOUNT          VALUE
                                       -----------    -----------    -----------    -----------
        Long-term debt...............  $34,223,450    $35,087,637    $34,954,630    $38,754,840
        Obligations under capital
          leases.....................    1,140,288      1,181,204        545,636        595,619

I. COMMITMENTS AND CONTINGENCIES:

(1) Leases -- The Company leases its corporate headquarters, approximately one-half of its store locations and certain equipment. Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at September 30, 1999 are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses. Rental income in connection with the leases of certain properties is also provided. Such rental income was $549,100 in 1999, $1,330,000 in 1998 and $1,299,700
    in 1997.

                                                         CAPITAL       OPERATING       RENTAL
                                                          LEASES        LEASES         INCOME
                                                        ----------    -----------    ----------
        2000..........................................  $  372,600    $ 3,890,100    $  724,100
        2001..........................................     357,000      3,167,900       486,500
        2002..........................................     329,000      2,786,900       422,600
        2003..........................................     146,300      2,429,500       313,600
        2004..........................................     140,100      1,284,000       170,600
        Thereafter....................................     114,400      3,849,400       333,000
                                                        ----------    -----------    ----------
                  Total future minimum lease
                    payments..........................   1,459,400    $17,407,800    $2,450,400
                                                                      ===========    ==========
        Less amount representing interest.............     319,113
                                                        ----------
        Present value of future payments..............   1,140,287
        Less current maturities.......................     264,310
                                                        ----------
                                                        $  875,977
                                                        ==========

    Rental expense under operating leases was as follows:

                                                               YEAR ENDED SEPTEMBER 30,
                                                        ---------------------------------------
                                                           1999           1998          1997
                                                        ----------     ----------    ----------
        Minimum rentals...............................  $4,539,000     $5,929,900    $9,890,200
        Contingent rentals............................      45,000         39,000        63,300
                                                        ----------     ----------    ----------
                                                        $4,584,000     $5,968,900    $9,953,500
                                                        ==========     ==========    ==========

(2) Change of Control Agreements -- The Company has change of control agreements with its executive officers pursuant to which each executive officer will receive remuneration of 2.99 times his base compensation if his employment is terminated due to a change of control as defined in the agreements. Remuneration which might be payable under these agreements has not been accrued in the consolidated financial statements as a change of control has not occurred.

(3) Pursuant to ten-year agreements with two gasoline suppliers, the Company receives from the suppliers partial funding of the cost of the aboveground gasoline equipment and rebates for the purchase of gasoline. As of September 30, 1999, the total funding subject to this arrangement is $1,176,000. If the Company terminates these agreements before the expiration of the ten years, part of this funding must be repaid to the suppliers.

(4) The Company has an agreement to purchase a property in Milroy, Pennsylvania, for $800,000, which is due on January 15, 2000. In addition, the Company is obligated to site work cost of approximately $450,000.

(5) Litigation -- The Company is involved in litigation and other legal matters which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

J. INCOME TAXES:

The provision for income taxes includes the following:

                                              YEAR ENDED SEPTEMBER 30,
                                      -----------------------------------------
                                         1999           1998           1997
                                      -----------    -----------    -----------
Current tax expense (benefit):
     Federal........................  $         0    $(1,362,300)   $(2,739,700)
     State..........................      (18,200)        18,400        (72,500)
                                      -----------    -----------    -----------
                                          (18,200)    (1,343,900)    (2,812,200)
                                      -----------    -----------    -----------
Deferred tax expense (benefit):
     Federal........................   (1,020,300)     1,259,300       (190,400)
     State..........................       90,300       (278,600)        15,200
                                      -----------    -----------    -----------
                                         (930,000)       980,700       (175,200)
                                      -----------    -----------    -----------
                                         (948,200)      (363,200)    (2,987,400)
Less portion included in accounting
  change............................            0              0        725,800
Less portion included in
  extraordinary
  item..............................            0        125,800              0
                                      -----------    -----------    -----------
                                      $  (948,200)   $  (237,400)   $(2,261,600)
                                      ===========    ===========    ===========

The tax provision for fiscal year 1999 includes the benefit of net operating loss carryforwards of $2,204,400 for federal income tax purposes and $441,500 for state income tax purposes. During fiscal year 1999, the Company received tax refunds of approximately $753,700 resulting from the filing of its tax returns for fiscal years 1998 and 1997.

Deferred tax liabilities (assets) are comprised of the following at September
30:

                                         1999           1998           1997
                                      -----------    -----------    -----------
  Depreciation......................  $ 6,087,200    $ 5,907,400    $ 5,251,700
                                      -----------    -----------    -----------
  Gross deferred tax liabilities....    6,087,200      5,907,400      5,251,700
                                      -----------    -----------    -----------
  Insurance reserves................   (1,212,000)    (1,093,800)    (1,143,100)
  Change in accounting method.......     (444,100)      (667,200)      (882,300)
  Capital leases....................      (80,300)       (96,800)       (92,500)
  Deferred compensation.............      (22,800)      (107,700)      (330,700)
  Deferred income...................     (876,600)    (1,037,700)      (761,100)
  Intangible assets.................            0        (82,400)      (178,100)
  Accrued expenses..................            0              0       (394,700)
  Net operating loss carryforward...   (3,098,500)      (707,100)      (197,800)
  Prepaid expenses..................            0              0       (181,000)
  Other.............................     (278,900)      (253,100)      (104,800)
                                      -----------    -----------    -----------
  Gross deferred tax assets.........   (6,013,200)    (4,045,800)    (4,266,100)
  Less valuation allowance..........      452,600        302,500        197,800
                                      -----------    -----------    -----------
  Net deferred tax assets...........   (5,560,600)    (3,743,300)    (4,068,300)
                                      -----------    -----------    -----------
                                      $   526,600    $ 2,164,100    $ 1,183,400
                                      ===========    ===========    ===========

The financial statements include noncurrent deferred tax liabilities of $2,561,500 and $4,131,400 in 1999 and 1998, respectively, and current deferred tax assets of $2,034,900 and $1,967,300 which are included in prepaid and current deferred taxes.

A reconciliation of the provision for income taxes to an amount determined by application of the statutory federal income tax rate follows:

                                               YEAR ENDED SEPTEMBER 30,
                                        ---------------------------------------
                                           1999          1998          1997
                                        -----------    ---------    -----------
  Statutory rate......................  $(1,082,500)   $(250,000)   $(3,070,700)
  Increase (decrease) resulting from:
       Tax credits....................            0            0         (3,200)
       Nondeductible items............       68,500       67,500        125,000
       State taxes (net)..............       59,600     (171,700)       (37,800)
       Other (net)....................        6,200       (9,000)          (700)
                                        -----------    ---------    -----------
  Tax provision (benefit).............  $  (948,200)   $(363,200)   $(2,987,400)
                                        ===========    =========    ===========

K. RELATED PARTY TRANSACTIONS:

During fiscal year 1997, the Company granted a loan of $800,000 to the Company's Chairman of the Board and Chief Executive Officer. Beginning in January 1999, the loan bears interest at the brokerage call rate plus 0.5% (7.5% at September 30, 1999) and requires payments of $60,000 plus interest on November 1, 1999, 2000, 2001, 2002 and 2003. A final payment of $300,000 is due on November 1, 2004. The loan is collateralized by 303,397 shares of the Company's Common Stock and 73,000 shares of the common stock of Unico Corporation.

Certain directors and officers of the Company are also directors, officers and shareholders of Unico Corporation ("Unico"), formerly the Company's parent, and other affiliated companies. The following is a summary of significant transactions with these entities:

    (1) The Company leases three stores and certain other locations from Unico and leases its corporate headquarters and four additional locations from affiliates of Unico. Aggregate rentals in connection with these leases were $646,300 (1999), $629,800 (1998) and $672,600 (1997).

    (2) The Company charges an affiliate of Unico for general and administrative services provided. Such charges amounted to $12,300
         (1999), $8,500 (1998) and $11,700 (1997).

The Company received commissions from TeleBeam Incorporated ("TeleBeam") for coin-operated telephones installed at convenience store locations and for the sale of prepaid telephone cards. Payments received from TeleBeam were $213,900
(1999), $296,700 (1998) and $428,800 (1997). The Company also made payments to
TeleBeam for discounted prepaid telephone cards and telephone service. Payments made to TeleBeam were $1,199,600 (1999), $748,700 (1998) and $577,000 (1997).
The majority of the stock of TeleBeam is beneficially owned or controlled by persons related to the Company's Chairman and Chief Executive Officer.

In fiscal year 1997, the Company purchased a property for $1,500,000 from a partnership in which a former director is also a partner. Prior to the purchase, the Company paid rents to the partnership of $35,500 (1997).

The Company made payments of approximately $81,000 to a director of the Company during fiscal year 1999 for consulting fees and reimbursement of expenses.

L. RETIREMENT SAVINGS AND INCENTIVE PLAN:

The Company has a contributory retirement savings plan covering all employees meeting minimum age and service requirements. The Company will match one-half of employee contributions up to 3% of the employee's compensation. The Company's contributions are invested in the Company's Common Stock. The Board of Directors may elect to make additional contributions to be allocated among all eligible employees in accordance with provisions of the plan. The retirement savings plan expense, which is funded currently, was $96,600 (1999), $110,300 (1998) and $127,000 (1997).

M. DEFERRED COMPENSATION PLAN AND PERFORMANCE UNIT PLAN:

The Company has a nonqualified deferred compensation plan which permits key executives to elect annually (via individual contracts) to defer a portion of their compensation until their retirement, death or disability. The Company makes a 50% matching contribution not exceeding $5,000 annually per executive. The deferred compensation expense was $21,300, $15,600 and $25,700 for the years ended September 30, 1999, 1998 and 1997, respectively.

The Company has recorded the assets and liabilities for the deferred compensation plan in the consolidated balance sheets because such assets and liabilities belong to the Company rather than to any plan or trust. The asset and matching liability of $237,600 and $487,500 at September 30, 1999 and 1998, respectively, include employee deferrals, accrued earnings and matching contributions of the Company. The asset amount is included in net intangible and other assets and the liability amount is included in deferred income and other liabilities. Subsequent to September 30, 1999, the deferred compensation plan assets were distributed to participants in satisfaction of plan liabilities. Liabilities for the deferred compensation plan at December 1, 1999 were $0.

The Company also has a Performance Unit Plan to provide long-term incentives to senior executives. Under the Performance Unit Plan, the amount of compensation is determined over the succeeding three-year period based upon performance of the Company as well as individual goals for the senior executives. Compensation expense recognized under this plan was $0, $29,000 and $0 for fiscal years 1999, 1998 and 1997, respectively.

N. EQUITY COMPENSATION PLANS:

The Company has an Equity Compensation Plan, pursuant to which no additional stock options may be granted, and a 1996 Equity Compensation Plan, which became effective November 1, 1996. The Company has reserved 122,080 shares of common stock which can be issued in accordance with the terms of the Equity Compensation Plan and 1,000,000 shares of common stock which can be issued in accordance with the terms of the 1996 Equity Compensation Plan.

Both the Equity Compensation Plan and the 1996 Equity Compensation Plan are collectively discussed as the "Plans" below.

A committee of the Board of Directors has authority to administer the Plans, and the committee may grant qualified incentive stock options to employees of the Company, including officers, whether or not they are directors. The Plans also provide that all nonemployee directors will receive annual non-qualified stock option grants for 2,000 shares of common stock plus 500 shares for each full year the director has served as a member of the board, up to a maximum of 4,000 shares per grant, on the date of each annual meeting. In addition, newly appointed or elected nonemployee directors receive an initial grant for 5,000 shares. Nonemployee directors will also receive grants of stock equal in value to and in lieu of two-thirds of the retainer due to such director. The Company granted options to purchase 14,000, 32,000 and 26,000 shares of common stock to nonemployee directors under the Plans during fiscal years 1999, 1998 and 1997, respectively. The Company also granted 8,695, 7,140 and 6,223 shares of common stock to nonemployee directors during fiscal years 1999, 1998 and 1997, respectively, as part of their annual retainer.

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

     Outstanding Options for Shares of Common Stock:

                                                                    WEIGHTED AVERAGE
                                  OUTSTANDING       EXERCISE         EXERCISE PRICE
                                    OPTIONS      PRICE PER SHARE       PER SHARE
                                  -----------    ---------------    ----------------
Balance, October 1, 1996........    326,277       $2.50 to $8.50         $5.79
Granted.........................    110,140       $5.63 to $6.88         $6.23
Exercised.......................       (750)      $3.50                  $3.50
Canceled........................    (30,632)      $2.50 to $7.00         $5.30
                                   --------
Balance, September 30, 1997.....    405,035       $2.50 to $8.50         $5.95
Granted.........................    318,556       $3.13 to $5.78         $3.82
Exercised.......................    (23,000)      $2.50 to $3.50         $2.76
Canceled........................   (165,025)      $3.50 to $8.50         $6.29
                                   --------
Balance, September 30, 1998.....    535,566       $2.50 to $8.50         $4.70
Granted.........................    156,500       $1.38 to $2.89         $1.52
Canceled........................   (115,625)      $3.13 to $7.00         $4.50
                                   --------
Balance, September 30, 1999:
                                    363,250       $1.38 to $3.75         $2.62
                                    122,266       $3.76 to $6.13         $5.36
                                     90,925       $6.14 to $8.50         $6.86
                                   --------
                                    576,441       $1.38 to $8.50         $3.87
                                   --------
Exercisable at September 30,
  1999..........................    295,718       $2.50 to $8.50         $5.03
                                   ========
Balance of Shares Reserved for
  Grant at September 30, 1999...    523,581
                                   ========

The weighted average fair value of the stock options granted during fiscal years 1999, 1998 and 1997 were $1.03, $1.88 and $2.97, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended September 30,

                                               1999        1998        1997
                                             --------    --------    --------
Risk-free interest rate....................       5.9%        4.8%        6.3%
Expected volatility........................      52.2%       37.9%       29.3%
Expected life in years.....................       9.0         7.9         8.2
Contractual life in years..................      10.0         8.9         9.0
Fair value of options granted..............  $160,620    $597,578    $327,163

The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plans been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net earnings
(loss) and earnings (loss) per share for the fiscal years ended September 30, 1999, 1998 and 1997 would have been as follows:

                                           1999          1998          1997
                                        -----------    ---------    -----------
Net earnings (loss):
As reported...........................  $(2,235,627)   $(371,955)   $(6,044,065)
     Pro forma........................  $(2,243,113)   $(466,503)   $(6,262,937)
Basic earnings (loss) per share:
     As reported......................  $     (0.32)   $   (0.05)   $     (0.91)
     Pro forma........................  $     (0.33)   $   (0.07)   $     (0.94)
Diluted earnings (loss) per share:
     As reported......................  $     (0.32)   $   (0.05)   $     (0.91)
     Pro forma........................  $     (0.33)   $   (0.07)   $     (0.94)

O. EMPLOYEE STOCK PURCHASE PLAN:

In February 1999, the Company's stockholders approved a stock purchase plan. Under the stock purchase plan, eligible employees may purchase common stock in quarterly offering periods through payroll deductions of up to 25% of compensation. The price per share is 90% of the average market price throughout the quarter but not less than 90% of the lower of the market price at the beginning or end of the market period. The stock purchase plan provides for purchases by employees of up to an aggregate of 500,000 shares. During fiscal year 1999, employees purchased 2,004 shares pursuant to the stock purchase plan.

P. NONQUALIFIED STOCK OPTIONS:

On February 26, 1993, the Company made a one-time, special grant of non-qualified stock options to each of Henry D. Sahakian and Daniel D. Sahakian to purchase 150,000 shares of common stock of the Company at a price of $4.50 per share in exchange for their relinquishment of effective voting control of the Company as a result of the elimination of the super-majority voting provisions of the Class B Common Stock. These nonqualified stock options are not related to the Company's Equity Compensation Plan. Henry D. Sahakian exercised his option during fiscal year 1996 by exchanging 84,375 shares of the Company's Common Stock valued at $675,000. Daniel D. Sahakian exercised his option during fiscal year 1998 for a cash payment to the Company of $675,000.

SUPPLEMENTARY FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                           1ST            2ND            3RD            4TH
                                         QUARTER        QUARTER        QUARTER        QUARTER
                                       -----------    -----------    -----------    -----------
YEAR ENDED SEPTEMBER 30, 1999
Revenues.............................  $61,149,025    $57,227,376    $64,600,629    $69,328,727
Gross Profits........................   17,179,263     15,698,049     16,654,521     17,488,617
Net Earnings (Loss)..................  $  (289,126)   $(1,428,692)   $  (533,180)   $    15,371
                                       ===========    ===========    ===========    ===========
Net Earnings (Loss) Per Share........  $     (0.04)   $     (0.21)   $     (0.08)   $      0.00
                                       ===========    ===========    ===========    ===========
YEAR ENDED SEPTEMBER 30, 1998
Revenues.............................  $82,191,301    $56,012,612    $63,279,423    $64,885,377
Gross Profits........................   20,627,858     16,488,756     16,655,311     17,893,254
Earnings (Loss) Before Extraordinary
  Item...............................     (274,243)      (429,694)       376,219        200,078
Extraordinary Item-Loss From Debt
  Extinguishment.....................            0              0       (244,315)             0
                                       -----------    -----------    -----------    -----------
Net Earnings (Loss)..................  $  (274,243)   $  (429,694)   $   131,904    $   200,078
                                       ===========    ===========    ===========    ===========
Earnings (Loss) Per Share Before
  Extraordinary Item.................  $     (0.04)   $     (0.06)   $      0.06    $      0.03
Loss Per Share From Extraordinary
  Item...............................         0.00           0.00          (0.04)          0.00
                                       -----------    -----------    -----------    -----------
Net Earnings (Loss) Per Share........  $     (0.04)   $     (0.06)   $      0.02    $      0.03
                                       ===========    ===========    ===========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

     In accordance with Instruction G(3), the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the Registrant's Definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after September 30, 1999, the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS AND SCHEDULES

The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements

                                                                PAGE(S)
                                                                -------
Report of Deloitte & Touche LLP, Independent Auditors.......        19
Consolidated Balance Sheets -- September 30, 1999 and
  1998......................................................        20
Consolidated Statements of Operations for the years ended
  September 30, 1999, 1998 and 1997.........................        21
Consolidated Statements of Stockholders' Equity for the
  years ended September 30, 1999, 1998 and 1997.............        22
Consolidated Statements of Cash Flows for the years ended
  September 30, 1999, 1998 and 1997.........................     23-24
Notes to Consolidated Financial Statements..................     25-36
Supplementary Financial Information -- Selected Quarterly
  Financial Data (Unaudited)................................        37

(2) Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the financial statements and notes thereto included in this report. Schedules not included below have been omitted because they are not applicable or required or because the required information is not material or is included in the financial statements or notes thereto.

The following schedule for the years ended September 30, 1999, 1998 and 1997 is included in this report:

                                                              PAGE
                                                              ----
Schedule II -- Valuation and Qualifying Accounts............   42

(B) REPORTS ON FORM 8-K

Uni-Marts, Inc. filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended September 30, 1999.

(C) EXHIBITS

 3.1      Amended and Restated Certificate of Incorporation of the
          Company (Filed as Exhibit 3.1 to the Company's Quarterly
          Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference thereto).
 3.2      By-Laws of the Company (Filed as Exhibit 3.2 to the
          Company's Quarterly Report on Form 10-Q for the period ended
          March 30, 1995 and incorporated herein by reference thereto).
 4.1      Form of the Company's Common Stock Certificate (Filed as
          Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1993, File No. 1-11556, and incorporated herein by reference thereto).
10.1      Uni-Marts, Inc. Amended and Restated Equity Compensation
          Plan (Filed as Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference thereto).
10.2 Uni-Marts, Inc. Retirement Savings & Incentive Plan (Filed as Exhibit 4.2 to the Company's Registration Statement on
          Form S-8, File No. 33-9807, filed on July 10, 1991, and incorporated herein by reference thereto).
10.3      Form of Indemnification Agreement between Uni-Marts, Inc.
          and each of its Directors (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 25,
          1988 Annual Meeting of Stockholders, File No. 0-15164, and incorporated herein by reference thereto).
10.4      Uni-Marts, Inc. Deferred Compensation Plan (Filed as Exhibit
          10.8 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1990, File No. 0-15164, and incorporated herein by reference thereto).
10.5      Uni-Marts, Inc. Executive Annual Bonus Plan (Filed as
          Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998 and incorporated herein by reference thereto).
10.6 Uni-Marts, Inc. Performance Unit Plan (Filed as Exhibit 10.9 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).
10.7      Composite copy of Change of Control Agreements between
          Uni-Marts, Inc. and its executive officers (Filed as Exhibit
          10.10 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).
10.8      Uni-Marts, Inc. 1996 Equity Compensation Plan (Filed as
          Exhibit A to the Company's Definitive Proxy Statement for the February 22, 1996 Annual Meeting of Stockholders and incorporated herein by reference thereto).
10.9      Amendment 1998-1 to the Uni-Marts, Inc. Equity Compensation
          Plan (Filed as Exhibit 10.10 to the Annual Report of
          Uni-Marts, Inc. on Form 10-K for the year ended September
          30, 1998 and incorporated herein by reference thereto).
10.10     Amended and Restated Note between Henry D. Sahakian and
          Uni-Marts, Inc. dated January 25, 1999 (Filed as Exhibit
          10.10 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1999 and incorporated herein by reference thereto).
10.11     Loan Agreement between FFCA Acquisition Corporation and
          Uni-Marts, Inc. dated June 30, 1998 (Filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1998 and incorporated herein by reference thereto).
10.12     Revolving Credit Loan Agreement between U.S. Bank and
          Uni-Marts, Inc. dated December 30, 1998 (Filed as Exhibit
          10.13 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998 and incorporated herein by reference thereto).
10.12(a) Revolving Credit Loan Agreement Modification Agreement between U.S. Bank and Uni-Marts, Inc. dated July 1, 1999
          (Filed as Exhibit 10.12(a) to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 1999 and incorporated herein by reference thereto).

10.13     Uni-Marts, Inc. Employee Stock Purchase Plan (Filed as
          Exhibit A to the Company's Definitive Proxy Statement for
          the February 25, 1999 Annual Meeting of Stockholders and
          incorporated herein by reference thereto).
10.14     Retirement Agreement and General Release between Uni-Marts,
          Inc. and J. Kirk Gallaher dated March 19, 1999.
10.15     Separation Agreement and General Release between Uni-Marts,
          Inc. and D. Gregory Graves dated August 12, 1999.
11        Statement regarding computation of per share earnings.
21        Subsidiary of the registrant.
23        Consent of Deloitte & Touche LLP.
27        Financial data schedule.
99        Report on Form 11-K.

(D) SCHEDULES

The schedules listed in Item 14(A) are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNI-MARTS, INC.
                                          (Registrant)

                                          By:      /s/ HENRY D. SAHAKIAN
                                            ------------------------------------
                                            Henry D. Sahakian
                                            Chairman of the Board
                                            (Principal Executive Officer)

                                          By:      /s/ N. GREGORY PETRICK
                                            ------------------------------------
                                            N. Gregory Petrick
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)
                                            (Principal Financial Officer)

                                          Dated: December 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

             SIGNATURE                                TITLE                       DATE
             ---------                                -----                       ----
       /s/ HENRY D. SAHAKIAN           Chairman of the Board                December 29, 1999
-----------------------------------
         Henry D. Sahakian

      /s/ M. MICHAEL ARJMAND           Director                             December 29, 1999
-----------------------------------
        M. Michael Arjmand

       /s/ HERBERT C. GRAVES           Director                             December 29, 1999
-----------------------------------
         Herbert C. Graves

      /s/ STEPHEN B. KRUMHOLZ          Director                             December 29, 1999
-----------------------------------
        Stephen B. Krumholz

       /s/ JACK G. NAJARIAN            Director                             December 29, 1999
-----------------------------------
         Jack G. Najarian

     /s/ ANTHONY S. REGENSBURG         Director                             December 29, 1999
-----------------------------------
       Anthony S. Regensburg

      /s/ DANIEL D. SAHAKIAN           Director                             December 29, 1999
-----------------------------------
        Daniel D. Sahakian

        /s/ GEROLD C. SHEA             Director                             December 29, 1999
-----------------------------------
          Gerold C. Shea

                         UNI-MARTS, INC. AND SUBSIDIARY
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                               COLUMN B           COLUMN C            COLUMN D      COLUMN E
                                                          ADDITIONS
                                                   -----------------------
                                                    CHARGED     CHARGED TO
                                      BALANCE AT       TO         OTHER                    BALANCE AT
                                      BEGINNING    COSTS AND    ACCOUNTS-    DEDUCTIONS-     END OF
DESCRIPTION                           OF PERIOD     EXPENSES     DESCRIBE    DESCRIBE(1)     PERIOD
-----------                           ----------   ----------   ----------   -----------   ----------
YEAR ENDED SEPTEMBER 30, 1999:
Allowance for doubtful accounts.....   $384,900     $ 58,600        $0        ($155,500)    $288,000
                                       ========     ========        ==        =========     ========
YEAR ENDED SEPTEMBER 30, 1998:
Allowance for doubtful accounts.....   $132,600     $304,500        $0        ($ 52,200)    $384,900
                                       ========     ========        ==        =========     ========
YEAR ENDED SEPTEMBER 30, 1997:
Allowance for doubtful accounts.....   $ 74,600     $105,200        $0        ($ 47,200)    $132,600
                                       ========     ========        ==        =========     ========

---------------

(1) Specific account or note receivable written off to allowance.

                         UNI-MARTS, INC. AND SUBSIDIARY
                                 EXHIBIT INDEX

NUMBER                                  DESCRIPTION
------   -------------------------------------------------------------------------
 10.14   Retirement Agreement and General Release between Uni-Marts, Inc. and J.
         Kirk Gallaher dated March 19, 1999.
10.15    Separation Agreement and General Release between Uni-Marts, Inc. and D.
         Gregory Graves dated August 12, 1999.
11       Statement regarding computation of per share earnings for the years ended
         September 30, 1999, 1998 and 1997.
21       Subsidiary of the registrant.
23       Consent of Deloitte & Touche LLP.
27       Financial Data Schedule.
99       Report on Form 11-K.