Form 10-Q
period 1999-12-30
UNI MARTS INC
filed 2000-02-11
CIK 805020

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                December 30, 1999
                               ------------------------------------------------
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

6,972,893 Common Shares were outstanding at February 10, 2000.






                         This Document Contains 16 Pages.

                          UNI-MARTS, INC. AND SUBSIDIARY
                                       INDEX


PART I.  FINANCIAL INFORMATION
------------------------------
                                                                         PAGE(S)

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets -
 December 30, 1999 and September 30, 1999	                                3-4

Condensed Consolidated Statements of Operations -
 Quarters Ended December 30, 1999 and
 December 31, 1998	                                                        5

Condensed Consolidated Statements of Cash Flows -
 Quarters Ended December 30, 1999 and December 31, 1998	                  6-7

Notes to Condensed Consolidated Financial Statements	                     8-9

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations	                                     10-12


PART II.  OTHER INFORMATION
---------------------------
Item 6.	Exhibits and Reports on Form 8-K	                                12-14

Exhibit Index		                                                           16

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                         UNI-MARTS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 December 30,      September 30,
                                                    1999               1999
                                                 ------------      -------------
                                                 (Unaudited)

               ASSETS
CURRENT ASSETS:
  Cash                                            $   561,119       $ 1,944,358
  Accounts receivable - less allowances of
   $294,500 and $288,000                            2,795,246         2,524,734
  Inventories                                      11,221,041        11,737,029
  Prepaid and current deferred taxes                2,035,438         2,079,155
  Property held for sale                            1,554,673         1,410,810
  Prepaid expenses and other                        1,012,068         1,099,484
  Loan due from officer - current portion              60,000            60,000
                                                  -----------       -----------
TOTAL CURRENT ASSETS                               19,239,585        20,855,570


PROPERTY, EQUIPMENT AND IMPROVEMENTS -
 at cost, less accumulated depreciation and
 amortization of $51,075,500 and
 $50,424,700                                       61,772,704        61,713,278

LOAN DUE FROM OFFICER                                 479,738           480,000

NET INTANGIBLE AND OTHER ASSETS                     4,845,990         5,425,771
                                                  -----------       -----------
TOTAL ASSETS                                      $86,338,017       $88,474,619
                                                  ===========       ===========

                         UNI-MARTS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                 December 30,      September 30,
                                                     1999              1999
                                                 ------------      -------------
                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                $ 8,750,424       $10,967,476
  Gas taxes payable                                 2,139,128         2,183,410
  Accrued expenses                                  4,724,546         5,222,855
  Credit line payable                               1,500,000         1,800,000
  Current maturities of long-term debt              1,014,791           958,811
  Current obligations under capital leases            371,361           264,310
                                                  -----------       -----------
TOTAL CURRENT LIABILITIES                          18,500,250        21,396,862

LONG-TERM DEBT, less current maturities            33,644,206        33,264,639

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                           1,097,965           875,977

DEFERRED TAXES                                      2,703,500         2,561,500

DEFERRED INCOME AND OTHER LIABILITIES               2,079,289         2,429,835

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 per share:
    Authorized 15,000,000 shares
    Issued 7,331,940 and 7,327,088
    shares, respectively                             733,194           732,709

  Additional paid-in capital                      23,892,973        24,030,665

  Retained earnings                                5,978,324         5,646,956
                                                 -----------       -----------
                                                  30,604,491        30,410,330
  Less treasury stock, at cost - 368,040
    and 400,962 shares of Common Stock,
    respectively                                (  2,291,684)     (  2,464,524)
                                                 -----------       -----------
                                                  28,312,807        27,945,806
                                                 -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	 $86,338,017       $88,474,619
                                                 ===========       ===========

                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     QUARTER ENDED
                                             December 30,       December 31,
                                                 1999               1998
                                             ------------       ------------
REVENUES:
 Merchandise sales                           $36,492,633        $35,398,487
 Gasoline sales                               33,478,626         25,321,375
 Other income                                    269,976            429,163
                                             -----------        -----------
                                              70,241,235         61,149,025
                                             -----------        -----------
COSTS AND EXPENSES:
 Cost of sales                                53,779,378         43,969,762
 Selling                                      12,075,104         13,217,278
 General and administrative                    1,553,071          1,779,847
 Depreciation and amortization                 1,432,104          1,572,661
 Interest                                        928,210          1,008,903
                                             -----------        -----------
                                              69,767,867         61,548,451
                                             -----------        -----------
EARNINGS (LOSS) BEFORE INCOME TAXES              473,368       (    399,426)
INCOME TAX PROVISION (BENEFIT)                   142,000       (    110,300)
                                             -----------        -----------
NET EARNINGS (LOSS)                          $   331,368       ($   289,126)
                                             ===========        ===========

NET EARNINGS (LOSS) PER SHARE                $      0.05       ($      0.04)
                                             ===========        ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                            6,942,957          6,865,537
                                             ===========        ===========















                 See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                         QUARTER ENDED
                                                 December 30,      December 31,
                                                     1999             1998
                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others          $69,870,672       $60,619,378
 Cash paid to suppliers and employees            ( 69,769,786)     ( 62,816,193)
 Dividends and interest received                       21,320            58,966
 Interest paid   	                               (    875,715)     (    954,038)
 Income taxes received                                 43,717	            5,194
                                                  -----------       -----------
    NET CASH USED BY OPERATING ACTIVITIES        (    709,792)     (  3,086,693)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets                  12,525           558,892
 Purchase of property, equipment and
  Improvements                                   (  1,624,534)     (  1,001,177)
 Note receivable from officer                             262            50,800
 Cash advanced for intangible and other
  assets                                        (     61,186)      (     94,066)
 Cash received for intangible and other
  assets                                             567,249              5,374
                                                 -----------         ----------
    NET CASH USED BY INVESTING ACTIVITIES	      (  1,105,684)      (    480,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on line of credit                     (    300,000)                 0
 Additional long-term borrowings                   1,067,658                  0
 Principal payments on debt                     (    335,421)      (    236,214)
                                                 -----------        -----------
    NET CASH PROVIDED (USED) BY FINANCING
     ACTIVITIES                                      432,237       (    236,214)
                                                 -----------        -----------
NET DECREASE IN CASH                            (  1,383,239)      (  3,803,084)

CASH:
 Beginning of period                               1,944,358          5,838,318
                                                 -----------        -----------
 End of period                                   $   561,119        $ 2,035,234
                                                 ===========        ===========

                          UNI-MARTS, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                  (Unaudited)

                                                            QUARTER ENDED
                                                   December 30,    December 31,
                                                       1999     	     1998
                                                   ------------    ------------
RECONCILIATION OF NET EARNING (LOSS) TO NET CASH
 USED BY OPERATING ACTIVITIES:

NET EARNINGS (LOSS)                                 $  331,368     ($  289,126)

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO
 NET CASH USED BY OPERATING ACTIVITIES:
  Depreciation and amortization                      1,432,104       1,572,661
  Loss on sale of capital assets and other             118,316          69,680
  Changes in assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                            (   270,512)    (   304,393)
    Inventories                                        515,988     (   696,773)
    Prepaid expenses                                    87,416          13,842
   Increase (decrease) in:
    Accounts payable and accrued expenses          ( 2,759,643)    ( 3,256,395)
    Deferred income taxes and other
     Liabilities                                   (   164,829)    (   196,189)
                                                    ----------      ----------
 TOTAL ADJUSTMENTS TO NET EARNINGS (LOSS)          ( 1,041,160)    ( 2,797,567)
                                                    ----------      ----------
NET CASH USED BY OPERATING ACTIVITIES              ($  709,792)    ($3,086,693)
                                                    ==========      ==========


















                   See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A.    FINANCIAL STATEMENTS:

      The consolidated balance sheet as of December 31, 1999, the consolidated statements of operations and the consolidated statements of cash flows for the quarters ended December 30, 1999 and December 31, 1998 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at December 31, 1999 and the results of operations and cash flows for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Certain reclassifications have been made to the September 30, 1999 financial statements to conform to classifications used in fiscal year 2000. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full year.


B.    INTANGIBLE AND OTHER ASSETS:

      Intangible and other assets consist of the following:

                                       December 30,       September 30,
                                           1999              1999
                                       ------------       -------------
Goodwill                                 $5,803,443          $5,803,443

Lease acquisition costs                     674,570             674,570

Other intangible assets                      26,858              99,111

Other assets                                989,181           1,483,038
                                         ----------          ----------
                                          7,494,052           8,060,162

Less accumulated amortization             2,648,062           2,634,391
                                         ----------          ----------
                                         $4,845,990          $5,425,771
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


C.   SHORT-TERM CREDIT FACILITIES:

     The Company has a short-term credit facility which is a secured $10.0 million revolving loan agreement with $3.0 million reserved for letters of credit. Borrowings of $1.5 million and letters of credit of $3.0 million were outstanding at December 30, 1999. This facility bears interest at a floating rate of LIBOR plus 3.75%. The interest rate at December 30, 1999 was 10.23%. The revolving credit facility was renewed on December 31, 1999 for nine months. The Company has also received a commitment for an $17.0 million loan secured by real estate and store equipment from another lending source. If the Company elects to close on this facility, the bank loan would be repaid from the proceeds.


D.   LONG-TERM DEBT:
                                                  December 30,	   September 30,
                                                      1999            1999
                                                  ------------    -------------
Mortgage Loan.  Principal and interest will
 be paid in 223 monthly installments.  The
 loan bears interest at a rate of 9.08%.          $33,512,867      $33,630,236

Mortgage Loans.  Principal and interest
 are paid in monthly installments.  The loans
 expire in 2009 and 2010.  Interest ranges
 from the prime rate to the prime rate plus
 0.5%.  The blended interest rate at
 December 30, 1999 was 8.60%.                        814,016          208,661

Equipment Loan.  Principal and interest are
 paid in monthly installments.  The loan
 expires in 2001 and bears interest at the
 prime rate plus 1.5%.  The interest rate at
 December 30, 1999 was 9.75%.                        332,114          384,553
                                                 -----------      -----------
                                                  34,658,997       34,223,450
Less current maturities                            1,014,791          958,811
                                                 -----------      -----------
                                                 $33,644,206      $33,264,639
                                                 ===========      ===========

The mortgage loans are collateralized by $49,142,700 of property, at cost.


E.   NEW ACCOUNTING PRONOUNCEMENTS:

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


F.   CONTINGENCIES:

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


ITEM 2.

                         UNI-MARTS, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the
Company for the periods indicated:
                                                QUARTER ENDED
                                         December 30,     December 31,
                                             1999    	       1998
                                         ------------     ------------
Revenues:
  Merchandise sales                          51.9%        57.9%
  Gasoline sales                             47.7         41.4
  Other income                                0.4          0.7
                                            -----        -----
Total revenues                              100.0        100.0

Cost of sales                                76.6         71.9
                                            -----        -----
Gross profit:
  Merchandise (as a percentage of
   merchandise sales)                        34.3         37.1
  Gasoline (as a percentage of
   gasoline sales)                           10.9         14.3

Total gross profit                           23.4         28.1

Costs and expenses:
  Selling                                    17.2         21.6
  General and administrative                  2.2          2.9
  Depreciation and amortization               2.0          2.6
  Interest                                    1.3          1.6
                                            -----        -----
Total expenses                               22.7         28.7

Loss before income taxes                      0.7       (  0.6)

Income tax benefit                            0.2       (  0.2)
                                            -----        -----
Net loss                                      0.5%      (  0.4)%
                                            =====        =====

OPERATING DATA (RETAIL LOCATIONS ONLY):
 Average, per store, for stores open
  two full comparable periods:
   Merchandise sales                   $   141,120    $   131,985
   Gasoline sales	                     $   127,741    $    92,414
   Gallons of gasoline sold                120,625        120,774
 Total gallons of gasoline sold         31,584,852     32,448,761
 Gross profit per gallon of
  gasoline                             $     0.116    $     0.109

 C-Stores at beginning of period               234            256
 C-Stores added                                  0              0
 C-Stores closed                                 2              1
 C-Stores converted to Choice
  locations                                      8              1
 C-Stores at end of period                     224            254

 Company-operated stores                       215            243
 Franchisee-operated stores                      9             11

 Choice Cigarette Discount Outlets              31             21

 Locations with self-service gasoline          194            203

RESULTS OF OPERATIONS:

Matters discussed below should be read in conjunction with selected unaudited consolidated financial data and "Operating Data (Retail Locations Only)" on the preceding page. Certain statements contained in this report are forward looking, such as statements regarding the Company's plans and strategies or future financial performance. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors discussed elsewhere in this report, the Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation, general economic, business and market conditions; environmental, tax and tobacco legislation or regulation; volatility of gasoline prices, margins and supplies; merchandising margins; customer, traffic; weather conditions; labor costs and the level of capital expenditures.

QUARTERS ENDED DECEMBER 30, 1999 AND DECEMBER 31, 1998
------------------------------------------------------
Total revenues in the quarter ended December 30, 1999 were $70.2 million compared to total revenues of $61.1 million in the quarter ended December 31, 1998, an increase of $9.1 million, or 14.9%. As discussed below, this increase is primarily the result of higher retail prices per gallon of gasoline sold.
The Company closed two underperforming stores during the quarter ended
December 30, 1999 and converted eight stores to Choice Cigarette Discount Outlets ("Choice"). The Company operated 224 convenience stores and 31 Choice stores at December 30, 1999. Merchandise sales discussed herein include sales at convenience stores and Choice stores. Although the Company operated 20 fewer stores at December 30, 1999 than it operated a year earlier, merchandise sales in the first quarter of fiscal year 2000 increased $1.1 million, or 3.1%, in comparison to the same quarter of fiscal year 1999. Merchandise sales at comparable stores increased 6.9%. Gasoline sales in the first quarter of fiscal year 2000 were $33.5 million compared to $25.3 million in the first quarter of fiscal year 1999. This increase of $8.2 million, or 32.2%, was not the result of the sales of additional gallons, but largely due to an increase of approximately $0.29 in the average retail selling price per gallon.

Gross profits on merchandise sales in the quarter ended December 30, 1999 were $12.5 million, a decline of $615,000, or 4.7%, in comparison to $13.1 million in the quarter ended December 31, 1998. This decline is the result of lower gross profit rates. Gross profits on gasoline sales increased $36,000, or 1.0%, to $3.7 million in the current fiscal quarter from $3.6 million in the first quarter of the previous fiscal year, due primarily to higher gross profits per gallon sold.

Selling expenses were $12.1 million in the quarter ended December 30, 1999 compared to $13.2 million in the quarter ended December 31, 1998, a decline of $1.1 million, or 8.6%, due primarily to fewer stores in operation. General and administrative expense declined $227,000, or 12.7%, in the first quarter of fiscal year 2000 compared to the same quarter of fiscal year 1999, due largely to certain cost-cutting measures. Depreciation and amortization expense declined $141,000, or 8.9%, primarily as a result of fewer stores in operation as well as leasing instead of purchasing certain store equipment. Interest expense declined $81,000, or 8.0%, due to lower average borrowing levels.

Earnings before income taxes for the first quarter of fiscal year 2000 were $473,000, an increase of $873,000 over a pre-tax loss of $399,000 in the first quarter of fiscal year 1999. The Company recorded income tax expense of $142,000 in the quarter ended December 30, 1999 compared to an income tax benefit of $110,000 from the operating loss in the quarter ended December 31, 1998. Net earnings for the first quarter of fiscal year 2000 were $331,000, or $0.05 per share, compared to a net loss of $289,000, or $0.04 per share, in the first quarter of fiscal year 1999.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash to acquire and construct new stores and renovate existing locations.

On December 30, 1998, the Company entered into a secured $10.0 million revolving loan agreement with a bank, with $3.0 million reserved for letters of credit. The Company utilized $3.5 million of this facility to pay its existing revolving credit facility and property loan. The Company also used this facility to replace its outstanding letter of credit, which expired June 30, 1999. The revolving credit facility was renewed on December 31, 1999 for nine months. The Company also received a commitment for an $17.0 million loan secured by real estate and store equipment from another lending source. If the Company elects to close on this facility, the bank loan would be repaid from the proceeds.

Capital requirements for debt service and capital leases for the remainder of fiscal year 2000 are approximately $800,000. The Company expects capital expenditures of approximately $1.5 million in the remainder of fiscal year 2000 for acquisition of real estate, remodeling of stores and upgrades of gasoline-dispensing equipment. These expenditures are expected to be funded from cash flows from operations. The Company also is considering the start of a $4.0 million project pending the availability of funding. Approximately $1.25 million of the $4.0 million is committed contractually.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

3.1 Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference thereto).

3.2 By-Laws of the Company (Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1995, and incorporated herein by reference thereto).

4.1 Form of the Company's Common Stock Certificate (Filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1993, File No. 1-11556, and incorporated herein by reference thereto).

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

10.12 Revolving Loan Agreement between FFCA Acquisition Corporation and Uni-Marts, Inc. dated December 30, 1998 (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended on December 31, 1998 and incorporated herein by reference hereto).

10.12(a) Revolving Credit Loan Agreement between U.S. Bank and Uni-Marts, Inc.
         dated July 1, 1999 (Filed as Exhibit 10.12(a) to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 1999 and incorporated herein by reference thereto).

10.12(b) Revolving Credit Loan Agreement Amendment between U.S. Bank and Uni-
         Marts, Inc. dated December 29, 1999.

10.13 Uni-Marts, Inc. Employee Stock Purchase Plan (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 25, 1999 Annual Meeting of Stockholders and incorporated herein by reference thereto).

10.14    Retirement Agreement and General Release between Uni-Marts, Inc. and
         J. Kirk Gallaher dated March 19, 1999 (Filed as Exhibit 10.14 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference thereto).

10.15    Separation Agreement and General Release between Uni-Marts, Inc. and
         D. Gregory Graves dated August 12, 1999 (Filed as Exhibit 10.15 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference thereto).

11       Statement regarding computation of per share earnings (loss).

27       Financial Data Schedule.


(b)      REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Uni-Marts, Inc.
                                        ------------------------------------
                                                   (Registrant)



Date February 11, 2000	                  /S/ HENRY D. SAHAKIAN
     -----------------                  ------------------------------------
                                        Henry D. Sahakian
                                        Chairman of the Board
                                        (Principal Executive Officer)



Date February 11, 2000	                 /S/ N. GREGORY PETRICK
     -----------------                 -------------------------------------
                                       N. Gregory Petrick
                                       Senior Vice President and Chief
                                       Financial Officer
                                       (Principal Accounting Officer)
                                       (Principal Financial Officer)

                       UNI-MARTS, INC. AND SUBSIDIARY
                                EXHIBIT INDEX



Number      Description                                                Page(s)
------      -----------                                                -------
10.12(b)    Revolving Credit Loan Agreement Amendment	                  18-24
            between U.S. Bank and Uni-Marts, Inc. dated
            December 29, 1999.

11          Statement regarding computation of per                       25
            share earnings (loss).

27	         Financial Data Schedule.	                                    26