Form 10-Q
period 2000-03-30
UNI MARTS INC
filed 2000-05-12
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended               March 30, 2000
                               -----------------------------------------------
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------
Commission file number                       1-11556
                       -------------------------------------------------------
                               UNI-MARTS, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Delaware                                                      25-1311379
------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


477 East Beaver Avenue, State College, PA                           16801-5690
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

7,007,351 Common Shares were outstanding at May 4, 2000.







                          This Document Contains 19 Pages.

                         UNI-MARTS, INC. AND SUBSIDIARY
                                      INDEX


PART I.  FINANCIAL INFORMATION                                     PAGE(S)
------------------------------
Item 1.	Financial Statements

Condensed Consolidated Balance Sheets -
 March 30, 2000 and September 30, 1999	                            3-4

Condensed Consolidated Statements of Operations -
 Quarter Ended and Two Quarters Ended
 March 30, 2000 and April 1, 1999	                                  5

Condensed Consolidated Statements of Cash Flows -
 Two Quarters Ended March 30, 2000 and April 1, 1999	              6-7

Notes to Condensed Consolidated Financial Statements	              8-10

Item 2.	Management's Discussion and Analysis of Financial
 Condition and Results of Operations	                             11-14


PART II.  OTHER INFORMATION
---------------------------
Item 4.	Submission of Matters to a Vote of Security Holders	       14

Item 6.	Exhibits and Reports on Form 8-K	                         15-17

Exhibit Index		                                                    19

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS


                         UNI-MARTS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 March 30,     September 30,
                                                   2000            1999
                                              ------------     -------------
                                               (Unaudited)

               ASSETS
CURRENT ASSETS:
  Cash                                        $   766,937	       $ 1,944,358
  Accounts receivable - less allowances of
   $295,900 and $288,000                        3,809,777	         2,524,734
  Inventories                                  11,824,835	        11,737,029
  Prepaid and current deferred taxes            2,047,462	         2,079,155
  Property held for sale                        1,697,970	         1,410,810
  Prepaid expenses and other	                   1,230,106	         1,099,484
  Loan due from officer - current portion          60,000	            60,000
                                              -----------        -----------
TOTAL CURRENT ASSETS                           21,437,087	        20,855,570


PROPERTY, EQUIPMENT AND IMPROVEMENTS -
  at cost, less accumulated depreciation and
  amortization of $51,551,500 and
  $50,424,700                                  61,394,579	        61,713,278

LOAN DUE FROM OFFICER                             480,000	           480,000

NET INTANGIBLE AND OTHER ASSETS                 4,815,128	         5,425,771
                                              -----------        -----------
TOTAL ASSETS                                  $88,126,794	       $88,474,619
                                              ===========        ===========


                         UNI-MARTS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                 March 30,     September 30,
                                                   2000             1999
                                               ------------    -------------
                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $ 9,993,309	    $10,967,476
  Gas taxes payable                               1,951,669	      2,183,410
  Accrued expenses                                5,072,718	      5,222,855
  Credit line payable                             3,000,000	      1,800,000
  Current maturities of long-term debt            1,041,733         958,811
  Current obligations under capital leases          371,361         264,310
                                                -----------     -----------
TOTAL CURRENT LIABILITIES                        21,430,790      21,396,862

LONG-TERM DEBT, less current maturities          33,667,100      33,264,639

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                         1,000,861         875,977

DEFERRED TAXES                                    2,384,600       2,561,500

DEFERRED INCOME AND OTHER LIABILITIES             2,018,110       2,429,835

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 per share:
    Authorized 15,000,000 shares
    Issued 7,357,717 and 7,327,088
    shares, respectively                            735,772         732,709

  Additional paid-in capital	                    23,878,694      24,030,665

  Retained earnings                               5,234,061       5,646,956
                                                -----------     -----------
                                                 29,848,527      30,410,330
  Less treasury stock, at cost - 354,995
    and 400,962 shares of Common Stock,
    respectively                               (  2,223,194)   (  2,464,524)
                                                -----------     -----------
                                                 27,625,333      27,945,806
                                                -----------     -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $88,126,794     $88,474,619
                                                ===========     ===========

                 See notes to consolidated financial statements

                         UNI-MARTS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                      QUARTER ENDED	             TWO QUARTERS ENDED
                                 March 30,     April 1,       March 30,	      April 1,
                                   2000          1999    	       2000          1999
                                -----------   -----------    ------------   ------------
REVENUES:
 Merchandise sales              $35,406,199   $34,687,471    $ 71,898,832   $ 70,085,958
 Gasoline sales	                 32,566,295    21,752,935      66,044,921     47,074,310
 Other income	                      661,693       786,970         931,669      1,216,133
                                -----------   -----------    ------------   ------------
                                 68,634,187    57,227,376     138,875,422    118,376,401
                                -----------   -----------    ------------   ------------
COSTS AND EXPENSES:
 Cost of sales	                  53,310,333    41,529,327     107,089,711     85,499,089
 Selling                         12,347,415    13,337,200      24,422,519     26,554,478
 General and administrative	      1,608,790     1,902,559       3,161,861      3,682,406
 Depreciation and amortization    1,446,614     1,512,034       2,878,718      3,084,695
 Interest				                       984,198       973,648       1,912,408      1,982,551
 Provision for asset impairment           0       100,000               0        100,000
                                -----------   -----------    ------------    -----------
                                 69,697,350    59,354,768      39,465,217     20,903,219
                                -----------   -----------    ------------   ------------
LOSS BEFORE INCOME TAXES	      (  1,063,163) (  2,127,392)  (     589,795) (   2,526,818)
INCOME TAX BENEFIT		           (    318,900) (    698,700)  (     176,900) (     809,000)
                               ------------   -----------    ------------   ------------
NET LOSS				                  ($   744,263) ($ 1,428,692)   ($    412,895) ($  1,717,818)
                               ===========   ===========     ============   ============

NET LOSS PER SHARE		          ($      0.11) ($      0.21)   ($       0.06) ($       0.25)
                               ===========   ===========     ============   ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING	      6,982,280     6,877,076        6,962,618      6,871,276
                               ===========   ===========     ============   ============










                       See notes to consolidated financial statements

                           UNI-MARTS, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                    TWO QUARTERS ENDED
                                                 March 30,         April 1,
                                                   2000              1999
                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others       $137,299,458     $117,223,077
 Cash paid to suppliers and employees         ( 136,423,702)   ( 118,334,348)
 Dividends and interest received                     38,405           75,691
 Interest paid   	                            (   1,790,370)   (   2,118,531)
 Income taxes received (paid)                        31,693    (      15,067)
                                               ------------     ------------
    NET CASH USED BY OPERATING ACTIVITIES     (     844,516)   (   3,169,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets               425,073        1,500,122
 Purchase of property, equipment and
  Improvements                                (   3,093,957)   (   1,341,418)
 Note receivable from officer                             0           40,388
 Cash advanced for intangible and other
  Assets                                      (      61,318)   (     807,912)
 Cash received for intangible and other
  Assets                                            542,384          112,840
                                               ------------     ------------
    NET CASH USED BY INVESTING ACTIVITIES     (   2,187,818)   (     495,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing on line of credit                      1,200,000          200,000
 Additional long-term borrowings                  1,333,658                0
 Principal payments on debt                   (     681,039)   (     532,997)
 Purchases of treasury stock	                             0    (       6,529)
 Proceeds from issuance of common stock	              2,294                0
                                               ------------     ------------
    NET CASH PROVIDED (USED) BY FINANCING
     ACTIVITIES                                   1,854,913    (     339,526)
                                               ------------     ------------
NET DECREASE IN CASH                          (   1,177,421)   (   4,004,684)

CASH:
 Beginning of period                              1,944,358        5,838,318
                                               ------------     ------------
 End of period                                 $    766,937     $  1,833,634
                                               ============     ============




                        UNI-MARTS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)

                                                      TWO QUARTERS ENDED
                                                   March 30,        April 1,
                                                     2000             1999
                                                  -----------     ------------
RECONCILIATION OF NET LOSS TO NET CASH USED
 BY OPERATING ACTIVITIES:

NET LOSS	                                        ($  412,895)     ($1,717,818)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED BY OPERATING ACTIVITIES:
  Depreciation and amortization                    2,878,718        3,084,695
  Loss (gain) on sale of capital assets and other    106,109      (   276,212)
  Provision for asset impairment                           0	         100,000
  Changes in assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                          ( 1,285,043)	        314,187
    Inventories                                  (    87,806)	    (   337,001)
    Prepaid expenses                             (   130,622)	        223,972
   Increase (decrease) in:
    Accounts payable and accrued expenses        ( 1,356,045)     ( 3,378,892)
    Deferred income taxes and other
     Liabilities                                 (   556,932)     ( 1,182,109)
                                                  ----------       ----------
     TOTAL ADJUSTMENTS TO NET LOSS	              (   431,621)     ( 1,451,360)
                                                  ----------       ----------
NET CASH USED BY OPERATING ACTIVITIES            ($  844,516)     ($3,169,178)
                                                  ==========       ==========


















                 See notes to consolidated financial statements

                            UNI-MARTS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.   FINANCIAL STATEMENTS:

     The consolidated balance sheet as of March 30, 2000, the consolidated statements of operations and the consolidated statements of cash flows for the two quarters ended March 30, 2000 and April 1, 1999 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at March 30, 2000 and the results of operations and cash flows for all periods presented have been made.

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


B.   INTANGIBLE AND OTHER ASSETS:

     Intangible and other assets consist of the following:

                                           March 30,     September 30,
                                             2000            1999
                                          ----------     -------------
     Goodwill	                            $5,703,132        $5,803,443

     Lease acquisition costs	                674,570           674,570

     Other intangible assets	                 26,170            99,111

     Other assets	                         1,014,410         1,483,038
                                          ----------        ----------
                                           7,418,282         8,060,162

     Less accumulated amortization	        2,603,154         2,634,391
                                          ----------        ----------
                                          $4,815,128        $5,425,771
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

C.   SHORT-TERM CREDIT FACILITIES:

     The Company has a short-term credit facility which is a secured $10.0 million revolving loan agreement with $3.0 million reserved for letters of credit. Borrowings of $3.0 million and letters of credit of $3.0 million were outstanding at March 30, 2000. This facility bears interest at a floating rate of LIBOR plus 3.75%. The interest rate at March 30, 2000 was 9.655%. The revolving credit facility was renewed on December 31, 1999 for nine months. On April 20, 2000, amounts outstanding under this facility were repaid with borrowings from a new revolving credit facility. (See Note F)


D.	LONG-TERM DEBT:
                                                    March 30,    September 30,
                                                      2000            1999
                                                   -----------   -------------
     Mortgage Loan.  Principal and interest will
       be paid in 220 monthly installments.  The
       loan bears interest at a rate of 9.08%.     $33,361,884     $33,630,236

     Mortgage Loans.  Principal and interest
      are paid in monthly installments.  The loans
      expire in 2009 and 2010.  Interest ranges
      from the prime rate to the prime rate plus
      0.5%.  The blended interest rate at
      March 30, 2000 was 8.99%.                      1,067,274         208,661

     Equipment Loan.  Principal and interest are
      paid in monthly installments.  The loan
      expires in 2001 and bears interest at the
      prime rate plus 1.5%.  The interest rate at
      March 30, 2000 was 9.75%.	                       279,675         384,553
                                                   -----------     -----------
                                                    34,708,833      34,223,450
     Less current maturities	                        1,041,733         958,811
                                                   -----------     -----------
                                                   $33,667,100     $33,264,639
                                                   ===========     ===========

     The mortgage loans are collateralized by $49,629,400 of property, at cost. See Footnote F "Subsequent Events" for information regarding additional long-term debt which closed on April 21, 2000.


E.   CONTINGENCIES:

     Litigation -- The Company is involved in litigation and other legal matters which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

F.   SUBSEQUENT EVENTS:

     On April 20, 2000, the Company terminated their $10 million revolving loan agreement with a bank and repaid amounts outstanding under this facility with borrowings from a $10 million revolving loan agreement with a new bank. (See Note C)

     On April 21, 2000, the Company purchased the operating assets and business of Orloski Service Station, Inc. and its affiliates ("OSSI") for approximately $42.4 million in cash and assumption of debt. OSSI was the operator of a 43-store chain of convenience stores and gasoline dispensing stations in northeastern Pennsylvania. The transaction will be accounted for using the purchase method of accounting with the purchase price being allocated based upon the values of the individual assets acquired. Among the assets acquired were 39 fee properties. The transaction was financed with loans aggregating $39.7 million through Franchise Finance Corporation of America ("FFCA"). The loans closed on April 21, 2000 and consist of two mortgage loans and two equipment loans. The two mortgage loans will be amortized over 20 years and bear interest at a variable rate of 9.88% and a fixed rate of 10.39%. The two equipment loans will be amortized over ten years and bear interest at a variable rate of 9.88% and a fixed rate of 10.73%. Provisions of the FFCA loan agreements require the Company's maintenance of certain covenants related to minimum net worth and fixed charge coverage ratios.

ITEM 2.
                         UNI-MARTS, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the
Company for the periods indicated:
                                        QUARTER ENDED            TWO QUARTERS ENDED
                                    March 30,     April 1,      March 30,     April 1,
                                      2000          1999          2000          1999
                                   ----------    ---------     ----------    ---------
Revenues:
  Merchandise sales                   51.6%         60.6%          51.8%        59.2%
  Gasoline sales                      47.4          38.0           47.5         39.8
  Other income                         1.0           1.4            0.7          1.0
                                     -----         -----          -----        -----
Total revenues                       100.0         100.0          100.0        100.0

Cost of sales                         77.7          72.6           77.1         72.2
                                     -----         -----          -----        -----
Gross profit:
  Merchandise (as a percentage of
   merchandise sales)                 33.1          33.8           33.7         35.5
  Gasoline (as a percentage of
   gasoline sales)                     9.0          14.7           10.0         14.5

Total gross profit                    22.3          27.4           22.9         27.8

Costs and expenses:
  Selling                             18.0          23.3           17.6         22.4
  General and administrative	          2.3	          3.3            2.3          3.1
  Depreciation and amortization        2.1           2.6            2.0          2.6
  Interest                             1.4           1.7            1.4          1.7
  Provision for asset impairment       0.0           0.2            0.0          0.1
                                     -----         -----          -----        -----
Total expenses                        23.8          31.1           23.3         29.9

Loss before income taxes            (  1.5)       (  3.7)        (  0.4)      (  2.1)

Income tax benefit                  (  0.4)       (  1.2)        (  0.1)      (  0.7)
                                     -----         -----          -----        -----
Net loss                            (  1.1)%      (  2.5)%	      (  0.3)%     (  1.4)%
                                     =====         =====          =====        =====

OPERATING DATA (CONVENIENCE STORES ("C-STORES") ONLY):
 Average, per store, for stores open two
  full comparable periods:
   Merchandise sales               $   136,100   $   130,837	   $   277,683  $   263,415
   Gasoline sales	                 $   170,008   $   106,418	   $   342,771  $   231,627
   Gallons of gasoline sold	           146,515       148,593        309,584      312,154
 Total gallons of gasoline sold     27,963,860    29,461,401	    59,548,712   61,910,162
 Gross profit per gallon of
  gasoline	                        $     0.105   $     0.102    $     0.111  $     0.105

 C-Stores at beginning of period           224           254            234          256
 C-Stores added                              0             0	             0            0
 C-Stores closed	                            1            11	             3           12
 C-Stores converted to Choice
  locations	                                 0             0              8            1
 C-Stores at end of period	                223           243            223          243

 Company-operated stores                   215	          232            215          232
 Franchisee-operated stores	                 8	           11              8           11

 Choice Cigarette Discount Outlets          31	           21             31           21

 Locations with self-service gasoline      193	          197            193          197


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


QUARTERS ENDED MARCH 30, 2000 AND APRIL 1, 1999
-----------------------------------------------
Total revenues in the quarter ended March 30, 2000 were $68.6 million compared to total revenues of $57.2 million in the quarter ended April 1, 1999, an increase of $11.4 million, or 19.9%.  As discussed below, this increase is primarily the result of higher retail prices per gallon of gasoline sold.  The
Company closed one underperforming store during the quarter ended March 30,
2000. The Company operated 223 convenience stores and 31 Choice Cigarette
Discount Outlets ("Choice") at March 30, 2000.  Although the Company operated ten fewer stores at March 30, 2000 than it operated a year earlier, merchandise sales in the second quarter of fiscal year 2000 increased
$719,000, or 2.1%, in comparison to the same quarter of fiscal year 1999.
Merchandise sales at comparable stores increased 4.0%.  Gasoline sales in the second quarter of fiscal year 2000 were $32.6 million compared to $21.8 million in the second quarter of fiscal year 1999.  This increase of $10.8 million, or 49.7%, was the result of an increase of approximately $0.44 in the average retail selling price per gallon.

Gross profits on merchandise sales in the quarter ended March 30, 2000 remained steady at $11.7 million in comparison to the quarter ended April 1, 1999. Gross profits on gasoline sales declined $266,000, or 8.3%, from $3.2 million in the second quarter of fiscal year 1999 to $2.9 million in the current fiscal quarter, due primarily to fewer gallons sold.

Selling expenses were $12.3 million in the quarter ended March 30, 2000 compared to $13.3 million in the quarter ended April 1, 1999, a decline of $990,000, or 7.4%, due primarily to fewer stores in operation. General and administrative expense declined $294,000, or 15.4%, in the second quarter of fiscal year 2000 compared to the same quarter of fiscal year 1999, due largely to certain cost-cutting measures. Depreciation and amortization expense declined $65,000, or 4.3%, primarily as a result of fewer stores in operation.
Interest expense increased slightly due to higher borrowing levels and interest rates.

The Company recorded a loss before income taxes for the second quarter of fiscal year 2000 of $1.1 million, compared to a pre-tax loss of $2.1 million in the second quarter of fiscal year 1999. The income tax benefit of these losses was $319,000 for the fiscal quarter ended March 30, 2000, and $699,000 in the comparable quarter of fiscal year 1999. The net loss for the second fiscal quarter of 2000 was $744,000, or $0.11 per share, compared to a net loss of $1.4 million, or $0.21 per share, in the second quarter of fiscal year
1999.


TWO QUARTERS ENDED MARCH 30, 2000 AND APRIL 1, 1999
---------------------------------------------------
Revenues for the first two quarters of fiscal year 2000 were $138.9 million compared to $118.4 million in the first two quarters of fiscal year 1999, an increase of $20.5 million, or 17.3%.  This increase is primarily the result of higher retail prices per gallon of gasoline sold.  The Company closed ten underperforming stores since April 1, 1999, converted eight underperforming stores to Choice and reopened two formerly closed convenience stores as
Choice.  Merchandise sales in the first half of fiscal year 2000 were $71.9 million compared to $70.1 million in the same period of fiscal year 1999, an increase of $1.8 million, or 2.6%.  Merchandise sales at comparable stores increased 5.4%.  Gasoline sales increased $19.0 million, or 40.3%, to $66.0 million from $47.1 million in the first half of fiscal year 1999.  This increase is due primarily to an increase in the average retail selling price per gallon of $0.36.

Gross profits on merchandise sales declined $607,000, or 2.4%, due primarily to lower gross profit rates. Gross profits on gasoline sales declined
$230,000, or 3.4%, in the first two quarters of fiscal year 2000 in comparison to the first half of fiscal year 1999 due to fewer gallons sold, partially offset by higher profits per gallon sold.

Selling expenses in the first two quarters of fiscal year 2000 were $2.1 million, or 8.0%, lower than the first two quarters of fiscal year 1999. This decline is due primarily to fewer stores in operation. General and administrative expense declined $521,000, or 14.1%, due largely to certain cost-cutting measures. Depreciation and amortization declined $206,000, or 6.7%, as a result of fewer stores in operation as well as leasing instead of purchasing certain store equipment. Interest expense declined $70,000, or 3.5%, due to lower average borrowing levels.

The Company recorded a pre-tax loss of $590,000 for the first half of fiscal year 2000 compared to a pre-tax loss of $2.5 million in the same period of fiscal year 1999. The income tax benefit of these losses was $177,000 in fiscal year 2000 and $809,000 in fiscal year 1999. The net loss for the first half of fiscal year 2000 was $413,000, or $0.06 per share, compared to a net loss of $1.7 million, or $0.25 per share, in the first half of fiscal year
1999.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly.
As a result, the Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash to acquire and construct new stores and renovate existing locations.




On December 30, 1998, the Company entered into a secured $10.0 million revolving loan agreement with a bank, with $3.0 million reserved for letters of credit. The Company utilized $3.5 million of this facility to pay its existing revolving credit facility and property loan. The Company also used this facility to replace its outstanding letter of credit, which expired June
30, 1999. The revolving credit facility was replaced in April 2000 with a new three-year facility.

On April 21, 2000, the Company purchased the operating assets and business of Orloski Service Station, Inc. and its affiliates ("OSSI") for approximately
$42.4 million in cash and assumption of debt. OSSI was the operator of a 43-store chain of convenience stores and gasoline dispensing stations in northeastern Pennsylvania. The transaction was financed with four loans aggregating $39.7 million from affiliates of Franchise Finance Corporation of America ("FFCA"). The loans also closed on April 21, 2000. (See Note F)

Capital requirements for debt service and capital leases for the remainder of fiscal year 2000 are approximately $600,000, not including additional long-term debt which closed on April 21, 2000. Payments on this newly acquired debt for the remainder of fiscal year 2000 are approximately $1.7 million. The
Company expects capital expenditures of approximately $9.0 million in the remainder of fiscal year 2000 for acquisition of real estate, new store construction, remodeling of stores and upgrades of gasoline-dispensing equipment. These expenditures are expected to be funded from a combination of long-term debt and cash flows from operations. The Company has received a long-term debt commitment for $7.0 million.


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Uni-Marts, Inc. was held on February 24,
2000 at which the following matters were voted upon:

       (1) Election of three directors to serve until the Annual Meeting of Stockholders in 2003.

       (2) Ratification of the appointment of independent auditors.

The results of the votes on the matters considered at the Annual Meeting of Stockholders are set forth below:

Election of Directors:

                                Votes         Votes       Broker
                                "For"      "Withheld"   Non-Votes
                              ----------    ----------   ---------
Henry D. Sahakian	             4,916,681	    281,765         0
Herbert C. Graves	             4,915,667     282,779         0
Gerold C. Shea                 4,916,320     282,126         0







Ratification of appointment of independent auditors:

     	                          Votes	      Votes	        Votes        Broker
                                "For"     "Withheld"    "Abstain"    Non-Votes
                              ---------   ----------    ---------    ---------
                              4,934,933	    262,696	        817	          0


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

     10.5 Uni-Marts, Inc. Executive Annual Bonus Plan (Filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998 and incorporated herein by reference thereto).

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

     10.12(b) Revolving Credit Loan Agreement Amendment between U.S. Bank and
              Uni-Marts, Inc. dated December 29, 1999 (Filed as Exhibit
              10.12(b) to the Company's Quarterly Report on Form 10-Q for the period ended December 30, 1999 and incorporated herein by reference thereto).

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

     10.16    Loan Agreement between FFCA Acquisition Corporation and Uni
              Realty of Wilkes-Barre, L.P. dated April 21, 2000 (Filed as
              Exhibit 20.1 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).

     10.17 Loan Agreement between FFCA Funding Corporation and Uni Realty of Luzerne, L.P. dated April 21, 2000 (Filed as Exhibit 20.2 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).

     10.18 Equipment Loan Agreement between FFCA Acquisiton Corporation and Uni-Marts, Inc. dated April 21, 2000 (Filed as Exhibit 20.3 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).

     10.19    Equipment Loan Agreement between FFCA Funding Corporation and
              Uni-Marts, Inc. dated April 21, 2000 (Filed as Exhibit 20.4 to the Company Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).

     11       Statement regarding computation of per share earnings (loss).

     27       Financial Data Schedule.


(b)   REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the quarter ended March 30, 2000, but filed a Form 8-K on May 8, 2000 to report an acquisition and related financing.























SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Uni-Marts, Inc.
                                         -----------------------------------
                                                    (Registrant)



Date May 12, 2000	                         /S/ HENRY D. SAHAKIAN
     ------------                        -----------------------------------
                                         Henry D. Sahakian
                                         Chairman of the Board
                                         (Principal Executive Officer)



Date May 12, 2000	                        /S/ N. GREGORY PETRICK
     ------------                        -----------------------------------
                                         N. Gregory Petrick
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Principal Accounting Officer)
                                         (Principal Financial Officer)































                        UNI-MARTS, INC. AND SUBSIDIARY
                                 EXHIBIT INDEX



Number	    Description	                                       Page(s)
------     ------------                                       -------
  11       Statement regarding computation of per
           share loss.                                         20-21

  27       Financial Data Schedule.                              22













































                                      -19-


