Form 10-Q
period 2000-06-29
UNI MARTS INC
filed 2000-08-14
CIK 805020

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended               June 29, 2000
                               -----------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X       No
                                                   -----        ----

7,016,539 Common Shares were outstanding at August 10, 2000.










                         This Document Contains 81 Pages.

                          UNI-MARTS, INC. AND SUBSIDIARY
                                       INDEX


PART I.  FINANCIAL INFORMATION
------------------------------                                      PAGE(S)

Item 1.      Financial Statements

           Condensed Consolidated Balance Sheets -
            June 29, 2000 and September 30, 1999                     3-4

           Condensed Consolidated Statements of Operations -
            Quarter Ended and Three Quarters Ended
            June 29, 2000 and July 1, 1999                            5

           Condensed Consolidated Statements of Cash Flows -
            Three Quarters Ended June 29, 2000 and July 1, 1999      6-7

           Notes to Condensed Consolidated Financial Statements      8-10

Item 2.      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     11-14


PART II.  OTHER INFORMATION
---------------------------
Item 6.      Exhibits and Reports on Form 8-K                       14-16

Exhibit Index                                                        18

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                         UNI-MARTS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                   June 29,       September 30,
                                                     2000             1999
                                                 -------------    -------------
(Unaudited)

                     ASSETS
CURRENT ASSETS:
  Cash                                            $  5,037,256     $ 1,944,358
  Accounts receivable - less allowances of
   $291,700 and $288,000                             5,445,841       2,524,734
  Inventories                                       14,085,373      11,737,029
  Prepaid and current deferred taxes                 2,063,779       2,079,155
  Property held for sale                             1,697,970       1,410,810
  Prepaid expenses and other                           755,249       1,099,484
  Loan due from officer - current portion               60,000          60,000
                                                  ------------     -----------
      TOTAL CURRENT ASSETS                          29,145,468      20,855,570


PROPERTY, EQUIPMENT AND IMPROVEMENTS -
  at cost, less accumulated depreciation and
  amortization of $52,761,900 and
  $50,424,700                                       98,631,496      61,713,278

LOAN DUE FROM OFFICER                                  420,000         480,000

NET INTANGIBLE AND OTHER ASSETS                      8,290,888       5,425,771
                                                  ------------     -----------
      TOTAL ASSETS                                $136,487,852     $88,474,619
                                                  ============     ===========



                          UNI-MARTS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                  June 29,       September 30,
                                                    2000             1999
                                                -------------    -------------
                                                 (Unaudited)

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                               $ 16,368,321      $10,967,476
  Gas taxes payable                                 3,118,963        2,183,410
  Accrued expenses                                  7,016,797        5,222,855
  Credit line payable                                       0        1,800,000
  Current maturities of long-term debt              2,175,614          958,811
  Current obligations under capital leases            340,661          264,310
                                                 ------------      -----------
      TOTAL CURRENT LIABILITIES                    29,020,356       21,396,862

LONG-TERM DEBT, less current maturities            71,133,151       33,264,639

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                             911,060          875,977

DEFERRED TAXES                                      2,635,600        2,561,500

DEFERRED INCOME AND OTHER LIABILITIES               4,557,748        2,429,835

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 per share:
    Authorized 15,000,000 shares
    Issued 7,359,134 and 7,327,088
    shares, respectively                             735,913           732,709

  Additional paid-in capital                      23,857,215        24,030,665

  Retained earnings                                5,819,567         5,646,956
                                                ------------       -----------
                                                  30,412,695        30,410,330
  Less treasury stock, at cost - 347,292
    and 400,962 shares of Common Stock,
    respectively                               (   2,182,758)     (  2,464,524)
                                                ------------       -----------
                                                  28,229,937        27,945,806
                                                ------------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $136,487,852       $88,474,619
                                                ============       ===========





                  See notes to consolidated financial statements

                                UNI-MARTS, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                             QUARTER ENDED            THREE QUARTERS ENDED
                                        June 29,      July 1,       June 29,         July 1,
                                          2000         1999          2000              1999
                                      -----------   -----------   ------------     -----------
REVENUES:
 Merchandise sales                    $47,997,857   $37,735,120   $119,896,689     $107,821,078
 Gasoline sales                        50,755,430    26,594,447    116,800,351       73,668,757
 Other income                             432,807       271,062      1,364,476        1,487,195
                                      -----------   -----------   ------------     ------------
                                       99,186,094    64,600,629    238,061,516      182,977,030
COSTS AND EXPENSES:                   -----------   -----------   ------------     ------------
 Cost of sales                         78,351,125    47,946,108    185,440,836      133,445,197
 Selling                               14,802,586    13,014,567     39,225,105       39,569,045
 General and administrative             1,623,497     1,840,045      4,785,358        5,522,451
 Depreciation and amortization          1,800,352     1,452,492      4,679,070        4,537,187
 Interest                               1,715,631       960,797      3,628,039        2,943,348
 Provision for asset impairment            56,397       100,000         56,397          200,000
                                      -----------   -----------   ------------     ------------
                                       98,349,588    65,314,009    237,814,805      186,217,228
                                      -----------   -----------   ------------     ------------
EARNINGS (LOSS) BEFORE INCOME TAXES       836,506  (    713,380)       246,711    (   3,240,198)
INCOME TAX PROVISION (BENEFIT)            251,000  (    180,200)        74,100    (     989,200)
                                      -----------   -----------   ------------     ------------
NET EARNINGS (LOSS)                   $   585,506  ($   533,180)  $    172,611    ($  2,250,998)
                                      ===========   ===========   ============     ============

BASIC EARNINGS (LOSS) PER SHARE       $      0.08  ($      0.08)  $       0.02    ($       0.33)
                                      ===========   ===========   ============     ============
DILUTED EARNINGS (LOSS) PER
 SHARE                                $      0.08  ($      0.08)  $       0.02    ($       0.33)
                                      ===========   ===========   ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              7,008,384     6,893,660      6,977,873         6,878,710
                                      ===========   ===========   ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 ASSUMING DILUTION                      7,069,185     6,893,660      7,003,124         6,878,710
                                      ===========   ===========   ============      ============
















                        See notes to consolidated financial statements

                          UNI-MARTS, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                        THREE QUARTERS
ENDED
                                                      June 29,         July 1,
                                                        2000            1999
                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others             $237,324,468    $180,983,962
 Cash paid to suppliers and employees               ( 223,615,148)  ( 179,368,165)
 Dividends and interest received                           61,481          91,904
 Interest paid                                      (   3,157,063)  (   3,001,273)
 Income taxes received (paid)                              15,376   (      32,632)
                                                     ------------    ------------
    NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES                                        10,629,114   (   1,326,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of business                            (  41,239,924)              0
 Receipts from sale of capital assets                     492,128       1,727,882
 Purchase of property, equipment and
  Improvements                                      (   4,147,829)  (   2,744,848)
 Note receivable from officer                              60,000          40,121
 Cash advanced for intangible and other
  Assets                                            (     171,650)  (     458,481)
 Cash received for intangible and other
  Assets                                                  606,793         238,678
                                                     ------------    ------------
    NET CASH USED BY INVESTING ACTIVITIES           (  44,400,482)  (   1,196,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments under revolving credit agreement          (   1,800,000)  (   1,000,000)
 Additional long-term borrowings                       39,809,551             0
 Principal payments on debt                         (   1,149,623)  (     778,337)
 Purchases of treasury stock                                    0   (       6,529)
 Proceeds from issuance of common stock                     4,338             0
                                                     ------------    ------------
    NET CASH PROVIDED (USED) BY FINANCING
     ACTIVITIES                                        36,864,266   (   1,784,866)
                                                     ------------    ------------
NET INCREASE (DECREASE) IN CASH                         3,092,898   (   4,307,718)

CASH:
 Beginning of period                                    1,944,358       5,838,318
                                                     ------------    ------------
 End of period                                       $  5,037,256    $  1,530,600
                                                     ============    ============


                           UNI-MARTS, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (CONTINUED)
                                    (Unaudited)

                                                       THREE QUARTERS ENDED
                                                       June 29,       July 1,
                                                        2000           1999
                                                     -----------     ----------
RECONCILIATION OF NET EARNINGS (LOSS) TO NET CASH
 PROVIDED (USED) BY OPERATING ACTIVITIES:

NET EARNINGS (LOSS)                                  $   172,611    ($2,250,998)

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS)
 TO NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES:
  Depreciation and amortization                        4,679,070      4,537,187
  Loss (gain) on sale of capital assets and other        136,986    (   148,690)
  Provision for asset impairment                          56,397        200,000
  Changes in assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                             (  2,913,807)   (   337,951)
    Inventories                                     (  2,348,344)   (   167,160)
    Prepaid expenses                                     498,472        129,062
   Increase (decrease) in:
    Accounts payable and accrued expenses              8,130,340    ( 1,654,539)
    Deferred income taxes and other
     liabilities                                       2,217,389    ( 1,633,115)
                                                     -----------     ----------
     TOTAL ADJUSTMENTS TO NET EARNINGS (LOSS)         10,456,503        924,794
                                                     -----------     ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     $10,629,114    ($1,326,204)
                                                     ===========     ==========

Supplemental schedule of noncash investing activities:

Liabilities assumed in acquisition                   $ 2,500,000     $        0
Fixed assets acquired under captial
 leases                                              $   426,143     $        0















                    See notes to consolidated financial statements

                          UNI-MARTS, INC. AND SUBSIDIARY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.  FINANCIAL STATEMENTS:

   The consolidated balance sheet as of June 29, 2000, the consolidated statements of operations and the consolidated statements of cash flows for the three quarters ended June 29, 2000 and July 1, 1999 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at June 29, 2000 and the results of operations and cash flows for all periods presented have been made.

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


B.  BUSINESS ACQUISITION:

   In April 2000, pursuant to an asset purchase agreement, the Company purchased the operating assets of Orloski Service Station, Inc. and its owners (collectively "OSSI") for approximately $41.2 million in cash, including professional fees of $476,000 and the assumption of $2.5 million of OSSI debt. The transaction was accounted for as a purchase, and accordingly, operations of the acquired OSSI assets are included in the consolidated financial statements from the date of acquisition. The allocation of the purchase price to individual assets and liabilities is preliminary pending the finalization of fair value information.

   The following table summarizes, on an unaudited pro forma basis, the estimated combined statements of operations for the three quarters ended June 29, 2000 and July 1, 1999 as though the acquisition took place on October 1, 1998. This pro forma information does not purport to be indicative of the results of operations that would have been obtained if the acquisition had occurred on October 1, 1998.

                                             Three Quarters Ended
                                           June 29,          July 1,
                                            2000              1999
                                         ------------      ------------
    Revenues                             $286,416,000      $239,013,000
    Net earnings (loss)                  $    151,000     ($  1,534,000)
    Net earnings (loss) per
     share                               $       0.02     ($       0.22)

C.  INTANGIBLE AND OTHER ASSETS:

    Intangible and other assets consist of the following:

                                               June 29,     September 30,
                                                2000            1999
                                            ------------   --------------
    Goodwill                                 $ 8,854,320       $5,803,443

    Lease acquisition costs                      584,068          674,570

    Other intangible assets                      422,068           99,111

    Other assets                               1,037,252        1,483,038
                                             -----------       ----------
                                              10,897,708        8,060,162

    Less accumulated amortization              2,606,820        2,634,391
                                             -----------       ----------
                                             $ 8,290,888       $5,425,771
                                             ===========       ==========

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


D.  REVOLVING CREDIT AGREEMENT:

    On April 20, 2000, the Company completed a 3-year secured $10.0 million revolving loan agreement with $3.5 million available for letters of credit. Provisions of the revolving loan agreement require the maintenance of certain covenants related to minimum tangible net worth, interest and fixed charge coverage ratios. The Company was in compliance with these covenants as of June 29, 2000. On April 20, 2000, borrowings from this new revolving credit facility were utilized to repay amounts outstanding on a former secured $10.0 million revolving loan agreement. At June 29, 2000, letters of credit of $3.0 million were outstanding. This facility bears interest at the Company's option based on a rate of either prime plus 1% or LIBOR plus 3.0%. The interest rate at June 29, 2000 was 10.50%.

E.  LONG-TERM DEBT:
                                                     June 29,    September 30,
                                                       2000          1999
                                                   ------------  -------------
    Mortgage Loan.  Principal and interest will
     be paid in 217 monthly installments.  The
     loan bears interest at a rate of 9.08%.        $33,206,708    $33,630,236

    Mortgage Loan.  Principal and interest will
     be paid in 239 monthly installments.  The
     loan bears interest at LIBOR plus 3.75%.
     The interest rate at June 29, 2000 was
     10.40%.                                         21,852,763              0

    Mortgage Loan.  Principal and interest will
     be repaid in 239 monthly installments.  The
     loan bears interest at a rate of 10.39%.         6,754,452              0

    Mortgage Loans.  Principal and interest
     are paid in monthly installments.  The loans
     expire in 2009 and 2010.  Interest ranges
     from the prime rate to the prime rate plus
     0.5%.  The blended interest rate at
     June 29, 2000 was 9.41%.                         1,047,938        208,661

    Equipment Loan.  Principal and interest will be
     paid in 119 monthly installments.  The loan
     expires in 2010 and bears interest at LIBOR
     plus 3.75%.  The interest rate at June 29,
     2000 was 10.40%.                                 9,146,296              0

    Equipment Loan.  Principal and interest will be
     paid in 119 monthly installments.  The loan
     expires in 2010 and bears interest at a
     rate of 10.73%.                                  1,073,372              0

    Equipment Loan.  Principal and interest are
     paid in monthly installments.  The loan
     expires in 2001 and bears interest at a
     rate of 9.75%.                                     227,236        384,553
                                                    -----------    -----------
                                                     73,308,765     34,223,450
    Less current maturities                           2,175,614        958,811
                                                    -----------    -----------
                                                    $71,133,151    $33,264,639
                                                    ===========    ===========

    The mortgage loans are collateralized by $76,601,300 of property, at cost.


F.  CONTINGENCIES:

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

ITEM 2.
                                UNI-MARTS, INC. AND SUBSIDIARY
                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:

                                           QUARTER ENDED              THREE
QUARTERS ENDED
                                       June 29,         July 1,       June 29,       July 1,
                                         2000            1999          2000           1999
                                      ----------      ----------    ----------     ---------
Revenues:
  Merchandise sales                       48.4%          58.4%           50.4%         58.9%
  Gasoline sales                          51.2           41.2            49.0          40.3
  Other income                             0.4            0.4             0.6           0.8
                                         -----          -----           -----         -----
Total revenues                           100.0          100.0           100.0         100.0

Cost of sales                             79.0           74.2            77.9          72.9
                                         -----          -----           -----         -----
Gross profit:
  Merchandise (as a percentage of
   merchandise sales)                     33.1           35.2            33.5          35.4
  Gasoline (as a percentage of
   gasoline sales)                         8.9           11.7             9.5          13.5

Total gross profit                        21.0           25.8            22.1          27.1

Costs and expenses:
  Selling                                 14.9           20.1            16.5          21.6
  General and administrative               1.6            2.8             2.0           3.0
  Depreciation and amortization            1.8            2.3             2.0           2.5
  Interest                                 1.7            1.5             1.5           1.6
  Provision for asset impairment           0.1            0.2             0.0           0.1
                                         -----          -----           -----         -----
Total expenses                            20.1           26.9            22.0          28.8

Earnings (loss) before income taxes        0.9         (  1.1)            0.1        (  1.7)

Income tax provision (benefit)             0.3         (  0.3)            0.0        (  0.5)
                                         -----          -----           -----         -----
Net earnings (loss)                        0.6%        (  0.8)%           0.1%       (  1.2)%
                                         =====          =====           =====         =====

OPERATING DATA (RETAIL LOCATIONS ONLY):
 Average per store, for stores open two
  full comparable periods:
   Merchandise sales                  $   154,446    $   147,301    $    432,959  $   411,747
   Gasoline sales                     $   192,614    $   136,210    $    535,755  $   368,198
   Gallons of gasoline sold               155,222        157,234         465,077      469,854
 Total gallons of gasoline sold        40,793,444     30,295,783     100,342,155   92,205,944
 Gross profit per gallon of
  Gasoline                            $     0.111    $     0.101    $      0.111  $     0.104

STORE INFORMATION:
 Company-operated stores                      289            250             289          250
 Franchisee-operated stores                     7             10               7           10
 Locations with self-service gasoline         235            195             235          195





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

Business Acquisition
--------------------
On April 21, 2000, the Company acquired the operating assets and business of Orloski Service Station, Inc. and its affiliates (collectively "OSSI"). OSSI operated a chain of 43 convenience stores in northeastern Pennsylvania. The acquisition has had a significant impact on levels of revenues and expenses in the quarter ended June 29, 2000.

QUARTERS ENDED JUNE 29, 2000 AND JULY 1, 1999
---------------------------------------------
Total revenues in the quarter ended June 29, 2000 were $99.2 million, compared to $64.6 million in the same quarter of fiscal year 1999. The increase of $34.6 million, or 53.5%, consists primarily of a $10.3 million increase in merchandise sales and $24.2 million increase in gasoline sales. These sales volume increases are largely the result of sales at the group of 43 stores acquired on April 21, 2000 and a $0.37 increase in the average price per gallon of gasoline sold in comparison to the quarter ended July 1, 1999. The Company acquired or opened 44 stores in the quarter ended June 29, 2000 and closed three underperforming stores. Merchandise sales increased due to the increase in the number of stores as well as a $1.7 million sales increase at existing stores. The increase in gasoline sales is due to the large retail price increase discussed above and the sale of an additional 10.4 million gallons at the stores acquired in April 2000. Gasoline gallons sold at existing stores increased by 100,000 gallons.

Gross profits on merchandise sales increased $2.6 million, or 19.5%, due primarily to profits on merchandise sales at the newly acquired stores. Gross profits on gasoline sales increased by $1.4 million, or 45.2%, also due largely to sales at the newly acquired stores as well as an increase in the gross profit per gallon sold.

Selling expenses increased by $1.8 million, or 13.7%, due to expenses at the 43 stores acquired in April 2000. General and administrative expense declined $217,000, or 11.8%, due to the continuation of certain cost-cutting measures. Depreciation and amortization expense increased $348,000, or 23.9%, due largely to depreciation of buildings and equipment acquired in April 2000. Interest expense increased by $755,000, or 78.6%, due to higher borrowing levels and interest rates. The higher borrowing levels are the result of borrowings to finance the April 2000 acquisition of 43 stores. The Company recorded a $56,000 provision for asset impairment in the quarter ended June 29, 2000 compared to a

$100,000 provision in the prior year quarter ended July 1, 1999. In fiscal year 2000, the Company recorded pre-tax profits of $837,000 in the quarter ended June 29, 2000 compared to a $713,000 pre-tax loss in the same quarter of fiscal year 1999, an increase of $1.5 million. The provision for income taxes increased by $431,000 for the same period. The Company had net earnings of $586,000, or $0.08 per share, in the quarter ended June 29, 2000 compared to a loss of $533,000, or $0.08 per share, in the quarter ended July 1, 1999.

THREE QUARTERS ENDED JUNE 29, 2000 AND JULY 1, 1999
---------------------------------------------------
Total revenues for the three quarters ended June 29, 2000 increased by $55.1 million, or 30.1%, in comparison to total revenues in the first three quarters of fiscal year 1999. This increase is the result of the same factors that affected revenues in the third quarter - sales at 43 stores acquired in April 2000 and a $0.37 increase in the average price per gallon of gasoline sold. Merchandise sales increased by $12.1 million, or 11.2%, as a result of sales at the newly acquired stores and increased sales at existing locations. Gasoline sales increased by $43.1 million due to the large retail price increase and the sale of an additional 8.1 million gallons. The stores acquired in April 2000 sold 10.4 million gallons of gasoline. Gallon sales at existing stores declined by 2.3 million gallons, primarily in the first two quarters of the fiscal year.

Gross profits on merchandise sales increased $2.0 million, or 5.2%, due to increased sales, primarily at the newly acquired stores. Gasoline gross profits increased by $1.2 million, or 11.8%, due to the sale of additional gallons as well as a slight increase in the gross profit per gallon sold.

Selling expense declined $344,000, or 0.9%, as a result of lower expenses in the first two quarters of fiscal year 2000 offset by increased third quarter selling expenses resulting from the operation of the stores acquired in April 2000. General and administrative expense declined by $737,000, or 13.3%, due to certain cost-cutting measures. Depreciation and amortization expense increased by $142,000, or 3.1%, reflecting depreciation of the newly acquired buildings and equipment. Interest expense increased by $685,000, or 23.3%, due primarily to the April 2000 acquisition of 43 stores. The Company recorded a $56,000 provision for asset impairment.

In the first three quarters of fiscal year 2000, the Company had pre-tax earnings of $247,000 compared to a loss of $3.2 million in the same period of fiscal year 1999. The provision for income taxes was $74,000 in fiscal year 2000 compared to a loss benefit of $989,000 in fiscal year 1999. Net earnings in the three quarters ended June 29, 2000 were $173,000, or $0.02 per share, compared to a net loss in the same period of fiscal year 1999 of $2.3 million, or $0.33 per share.

LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash to acquire and construct new stores and renovate existing locations.

On April 20, 2000, the Company terminated it's $10 million revolving loan agreement with a bank and repaid amounts outstanding under this facility with borrowings from a $10 million revolving loan agreement with a new bank. (See Note D)

On April 21, 2000, the Company purchased the operating assets and business of OSSI for approximately $41.2 million in cash and assumption of debt. OSSI was the operator of a 43-store chain of convenience stores and gasoline dispensing stations in northeastern Pennsylvania. The transaction is being accounted for using the purchase method of accounting with the purchase price being allocated based upon the values of the individual assets acquired. Among the assets acquired were 39 fee properties. The transaction was financed with four loans aggregating $39.7 million through Franchise Finance Corporation of America ("FFCA"). The loans closed on April 21, 2000 and consist of two mortgage loans and two equipment loans. The two mortgage loans will be amortized over 20 years and bear interest at a variable rate of 10.40% and a fixed rate of 10.39%. The two equipment loans will be amortized over ten years and bear interest at a variable rate of 10.40% and a fixed rate of 10.73%. Provisions of the FFCA loan agreements require the Company's maintenance of certain covenants related to minimum net worth and fixed charge coverage ratios.

Capital requirements for the remainder of fiscal year 2000 for debt service and capital leases are approximately $682,000. The Company expects capital expenditures from operating cash flows of $426,000 in the remainder of fiscal year 2000 and capital expenditures pursuant to a financing commitment from FFCA of $3.0 million.

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

     10.5 Composite copy of Change in Control Agreements between Uni-Marts, Inc. and its executive officers (Filed as Exhibit
                10.10 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

     10.6 Uni-Marts, Inc. 1996 Equity Compensation Plan (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 22, 1996 Annual Meeting of Stockholders and incorporated herein by reference thereto).

     10.7 Amendment 1998-1 to the Uni-Marts, Inc. Equity Compensation Plan (Filed as Exhibit 10.10 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1998 and incorporated herein by reference thereto).

     10.8 Amended and Restated Note between Henry D. Sahakian and Uni-Marts, Inc. dated January 25, 1999 (Filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1999 and incorporated herein by reference thereto).

     10.9 Loan Agreement between FFCA Acquisition Corporation and Uni-Marts, Inc. dated June 30, 1998 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended on July 2, 1998 and incorporated herein by reference thereto).

     10.10 Uni-Marts, Inc. Employee Stock Purchase Plan (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 25, 1999 Annual Meeting of Stockholders and incorporated herein by reference thereto).

     10.11 Loan Agreement between FFCA Acquisition Corporation and Uni Realty of Wilkes-Barre, L.P. dated April 21, 2000 (Filed as
                Exhibit 20.1 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).

     10.12 Loan Agreement between FFCA Funding Corporation and Uni Realty of Luzerne, L.P. dated April 21, 2000 (Filed as Exhibit 20.2 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).

     10.13 Equipment Loan Agreement between FFCA Acquisiton Corporation and Uni-Marts, Inc. dated April 21, 2000 (Filed as Exhibit 20.3 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).

     10.14 Equipment Loan Agreement between FFCA Funding Corporation and Uni-Marts, Inc. dated April 21, 2000 (Filed as Exhibit 20.4 to the Company Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).

     10.15 Revolving Credit Loan Agreement between Provident Bank and Uni-Marts, Inc. dated April 20, 2000.

      11        Statement regarding computation of per share earnings (loss).

      27        Financial Data Schedule.

(b)   REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K/A on July 5, 2000 as an amendment to a Form 8-K filed on May 8, 2000 to report an acquisition and related financing. Combined financial statements of OSSI for the three months ended

      March 31, 2000 and December 31, 2000 and pro-forma condensed financial statements of the Company for the two quarters ended March 31, 2000 and year ended September 30, 1999 were included in the report on Form 8-K/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Uni-Marts, Inc.
                                        ----------------------------------
                                                   (Registrant)



Date August 14, 2000                    /S/ Henry D. Sahakian
     ---------------                    ----------------------------------
                                         Henry D. Sahakian
                                         Chairman of the Board
                                         (Principal Executive Officer)



Date August 14, 2000                    /S/ N. Gregory Petrick
     ---------------                    ----------------------------------
                                         N. Gregory Petrick
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)
                                         (Principal Financial Officer)

                          UNI-MARTS, INC. AND SUBSIDIARY
                                   EXHIBIT INDEX



Number        Description                                      Page(s)
------        -----------                                      -------
10.15         Revolving Credit Loan Agreement between
              Provident Bank and Uni-Marts, Inc. dated
              April 20, 2000.                                   19-78

  11          Statement regarding computation of per
              share earnings (loss).                            79-80

  27          Financial Data Schedule.                           81