Form 10-K
period 2000-09-30
UNI MARTS INC
filed 2000-12-27
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

                                      None

                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock which consists solely of shares of common stock held by non-affiliates of the registrant as of December 5, 2000, computed by reference to the closing sale price of the registrant's common stock on such date: $7,520,625.

     7,040,666 shares of Common Stock were outstanding at December 5, 2000.

                        This Document Contains 41 Pages.

                                    PART I.

ITEM 1.  BUSINESS.

COMPANY OVERVIEW

     Uni-Marts, Inc. (the "Company" or "Uni-Marts") is an independent operator of convenience stores and discount tobacco stores. At September 30, 2000, the Company operated 298 convenience stores and Choice Cigarette Discount Outlets ("Choice") in Pennsylvania, New York, Delaware, Maryland and Virginia, of which 237 stores sold gasoline. See "Business -- Merchandising and Marketing." Most of the stores are located in small towns and rural locations where costs of operation are generally lower than in urban areas. Most Company stores located in urban and suburban areas have been acquired and are generally leased on a long-term basis.

     In the fiscal year ended September 30, 2000, the Company purchased the operating assets and business of Orloski Service Station, Inc. ("OSSI") for $42.7 million. OSSI was the operator of a 43-store chain of convenience stores and gasoline dispensing stations in northeastern Pennsylvania. The acquisition included 39 fee properties and eight leased locations. Two of the properties are leased to third party gasoline retailers and two sites were acquired for development.

     The Company currently purchases gasoline for 73 locations from Amoco, Exxon, Mobil and Texaco and from other independent suppliers for 163 locations. Gasoline is sold at one location on a commission basis.

     The size of the Company's stores generally ranges from approximately 1,200 to 3,300 square feet with newer constructed stores generally having over 3,000 square feet. The Company's largest location is 10,000 square feet in size. Typically, the stores offer a complete line of over 3,000 popular consumer items. In addition, the Company offers products designed to increase store traffic, such as branded fast foods, as well as services, including lottery tickets, the acceptance of personal checks and automated teller machines ("ATMs").

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

     The convenience store industry is extremely fragmented. Currently, there are many external forces exerting pressure on owners of independent and small convenience store chains such as volatile fuel prices, margin pressures on gasoline and tobacco sales, and increasing competition. As a result of these forces, there have been and continue to be significant opportunities for consolidation in the industry.

     Recent competitive trends across many retail sectors are having a positive influence on the convenience store industry as it changes the typical convenience stores' merchandise mix in reaction to market conditions and customer preferences. In addition, convenience stores compete not only with other convenience stores, but with gasoline distributors which have converted retail outlets to convenience stores. To compete for a broader customer base, convenience stores are increasing the variety and quality of their food service products, adding new services and improving store layouts to attract new customers. As consumer preferences and government regulations put pressure on tobacco sales, convenience store operators are continuing to focus on the improvement of gasoline dispensing facilities and increased customer services. In addition, many convenience store operators are remodeling existing sites and opening new locations.

STRATEGY

     In fiscal year 2000, the Company continued to evaluate its strategies to enhance its current operations. The Company's key strategies include the following:

     Development of a New Image for the Company and its Stores. The Company has designed a new logo and is working on the development of new exterior and interior store designs. New proprietary products have been and continue to be developed. The Company continues to develop new advertising messages and designs.

     Enhancement of Store Accessibility. Store sites will be easy to locate with easy ingress and egress and ample parking. Stores are designed to speed transactions and be equipped with modern, low maintenance equipment.

     Emphasis on Merchandising and Marketing. The Company has enhanced its category maintenance capabilities to deliver appealing, high quality, reasonably priced packaged products. Food service products are being developed to lower employee involvement in preparation, ease customer efforts in selection and reduce transaction time. The Company also continues to expand its proprietary product line.

     Upgrade Business Process Efficiency. The Company is in the process of updating its business systems and technology to streamline key business processes. Completion of this process will allow more effective and efficient store management and provide greater flexibility to respond quickly to marketplace changes.

     Evaluation of Underperforming Stores. The Company continues to evaluate underperforming convenience stores and to convert these locations to cigarette discount outlets to enhance their profitability. The Company will convert or close other locations as conditions warrant.

     The Company is continuing its emphasis on customer satisfaction, upgrading retail gasoline facilities and developing stores in small towns and rural areas.

MERCHANDISING AND MARKETING

     The Company's merchandising and marketing programs are designed to promote convenience through store location, hours of operation, parking, customer service, product selection and checkout procedures. Store hours are intended to meet customer needs and the characteristics of the community in which each store is located. Approximately 60% of the Company's convenience stores are open 24 hours per day, while the majority of the remaining stores are open from 5:00 a.m. to 12:30 a.m. To alleviate checkout congestion, most of the Company's products and services are sold on a self-service basis. Most Company stores provide parking for customers.

     Uni-Marts has a merchandising and marketing department, which develops and implements promotional and advertising programs, sometimes in conjunction with suppliers. In fiscal year 1999, the Company utilized a marketing and communications firm experienced in the convenience store industry. Television, radio, billboard and newspaper advertisements are designed to generate sales, increase customer traffic and promote the Company's name and image. The Company maintains an employee training program that emphasizes the importance of service to customers and the development of merchandising and marketing skills for its store managers and store personnel.

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

     In fiscal year 1994, as part of its strategy to increase sales of branded fast foods, the Company entered into an agreement with Blimpie International ("Blimpie") to become an area developer (franchisor) for Blimpie Subs and Salads restaurants in Pennsylvania and western New York. The Company presently operates 30 Blimpie locations and has franchised 16 locations with third parties. The Company receives a commission on these franchise sales.

     Convenience Store Gasoline Sales. Convenience store operations and merchandise sales are enhanced by self-service gasoline facilities, which the Company plans to include in as many new locations as possible. Sales of gasoline products at the Company's stores are affected by wholesale and retail price volatility, competition and marketing decisions. At September 30, 2000, the Company had 237 locations offering gasoline, with 141 of these locations also offering kerosene and 8 offering diesel fuel.

     The Company offers Amoco gasoline at 34 locations, Exxon gasoline at 21 locations, Mobil gasoline at 11 locations, Texaco gasoline at 7 locations and Uni-Mart branded gasoline at 163 locations. One location sells branded gasoline on a commission basis.

     Choice Cigarette Discount Outlets. During fiscal year 2000, the Company converted 15 underperforming convenience store locations to discount tobacco stores operating under the name of Choice Cigarette Discount Outlets ("Choice"). At September 30, 2000, the Company operated 40 Choice stores, with 28 of these locations offering gasoline. The Company expects to sell gasoline at these converted locations if gasoline was sold there prior to conversion. Other convenience store locations will be converted if conditions warrant. In general, profitability has improved at locations converted to Choice stores.

COMPANY OPERATIONS

     Store Management. Each Company-operated store is managed by a store manager. All Company stores are divided into groups of approximately nine stores by geographic area. Each group is managed by a store supervisor. A regional manager is responsible for a number of groups and their group supervisors. The regional managers report directly to the Vice President of Operations, who oversees the day-to-day operations of the stores. Managers, supervisors and regional managers are compensated in part through incentive programs which provide for quarterly bonuses based primarily on achievement of specific financial targets. The number of full-time and part-time employees per store depends on the sales volume of the store and its hours of operation.

     Franchises. At September 30, 2000, the Company had seven franchise stores which operate under various franchise agreements. Under all franchise agreements, the franchisee pays a royalty, which varies depending upon the agreement and whether the Company or the franchisee owns the convenience food store equipment. The royalty is based on the store's merchandise sales volume.

     As part of its services to six franchise locations, the Company provides accounting services, merchandising and advertising assistance, store layout and design guidance, supplier and product selection and ongoing operational assistance. These franchisees are required to use the same internal control systems that the Company uses for the stores it operates. The Company does not provide these services for one franchise location. The Company has periodically closed franchised stores and does not intend to grant new franchises except in connection with acquisitions or in other special circumstances.

     Dealers. At September 30, 2000, the Company supplied gasoline to 17 dealers on a commission basis.

SEASONALITY

     The Company's business generally has been subject to moderate seasonal influences with higher sales in the third and fourth quarters of each fiscal year, since customers tend to purchase more convenience items and gasoline during the warmer months. Due to adverse weather conditions, merchandise sales for the second fiscal quarter have generally been lower than other quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality and Unaudited Quarterly Results."

DISTRIBUTION AND SUPPLY

     All stores are serviced at least weekly by vendors. The Company does not distribute products to its stores itself. In order to minimize costs and facilitate deliveries, the Company utilizes a single wholesale distributor for most in-store merchandise, pursuant to a five-year supply agreement that expires in July 2005. The Company believes that it could easily replace this distributor with one or more other distributors. Certain products, such as bakery items, dairy products, snacks, soft drinks, magazines and perishable products, are distributed by wholesale route salespeople. As part of the sale of its dairy operation in fiscal 1994, the Company entered into a 10-year supply agreement with the purchaser which provides for the Company's purchase of all dairy products sold at most of its Pennsylvania stores. In fiscal year 1998, the Company entered into 10-year gasoline supply agreements with Exxon and Mobil for stores that sell approximately 23% of the Company's gasoline volume. In fiscal year 2000, the Company entered into agreements with Amoco and Texaco as part of the purchase of the OSSI stores. Sales at these branded locations represented approximately 14% of the Company's gasoline volume in fiscal year 2000. Gasoline is purchased for the remaining stores from various suppliers. A gasoline shortage, although unlikely, could adversely affect the Company's ability to sell gasoline at these locations.

MANAGEMENT CONTROLS AND INFORMATION SYSTEMS

     In fiscal year 2000 the Company initiated a multi-year program to improve the efficiency of its operational process and management controls through a program of process reengineering and investment in Information Systems. The Company has budgeted $1.0 million in fiscal year 2001 to expand the current pilot back office system to 100 stores as well as upgrading the existing head office financial systems. These systems are designed to improve the timeliness and accuracy of management information, reduce paperwork and enhance pricing, inventory and cash controls.

     The Company utilizes its current computer systems for inventory and accounting control, financial record-keeping and management reporting, allowing management to monitor and evaluate store operations. The Company's computer systems are also programmed to identify variances from budgeted amounts by store on a monthly and year-to-date basis. In addition, profit and loss statements by store compare the current year's results for the month and year-to-date to the previous year's results.

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

     Under current federal and certain state regulatory programs, the Company was obligated to upgrade or replace all noncomplying underground storage tanks it owns or operates to meet corrosion protection and overfill/spill containment standards by December 1998. The Company had evaluated each of its stores which sell gasoline to determine the type of expenditures required to comply with these and other requirements under the federal and state UST regulatory programs. In the last twelve years, the Company has spent substantial amounts of money to upgrade its underground storage tanks to meet the applicable standards and requirements.

     The Company does not expect expenditures in fiscal year 2001 to maintain compliance at its locations to have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company has adopted a program to ensure that new gasoline installations comply with federal and state regulations and that existing locations are upgraded if required under these regulations. Management believes that the Company is currently in material compliance with all applicable federal and state environmental laws and regulations.

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

     A significant portion, approximately 35%, of the Company's merchandise sales is derived from the sale of cigarettes at its locations. If the government were to impose significant regulations or restrictions on the sale of tobacco products, it could have a material adverse effect on the Company.

     Management believes that the Company is currently in material compliance with all applicable federal and state laws and regulations.

TRADEMARKS

     The name "UNI-MART" and the Company's UNI-MART logo were registered with the U.S. Patent and Trademark Office as of May 13, 1997, and are owned by and licensed from Uni-Marts of America, Inc., a wholly owned subsidiary of the Company.

EMPLOYEES

     As of September 30, 2000, the Company had approximately 2,750 employees, approximately 1,250 of whom were full-time. The Company believes that its employee relations are good. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES.

     The following table sets forth certain information with respect to administrative and storage facilities owned or leased by the Company as of September 30, 2000:

                                TYPE OF      SQUARE
LOCATION                       OWNERSHIP     FOOTAGE     USE
--------                       ---------     -------     ---
State College, PA............   Leased       26,500      Administrative offices
State College, PA............    Owned        5,400      Administrative offices
Oak Hall, PA.................   Leased       19,400      Storage facility
Pittsburgh, PA...............   Leased        2,700      Regional office and storage facility
Camp Hill, PA................   Leased        3,700      Regional office and storage facility
Bradford, PA.................   Leased          500      Regional office
Wilkes-Barre, PA.............   Leased       10,900      Regional office
Wilkes-Barre, PA.............   Leased       16,000      Maintenance warehouse

     The Company's above-referenced leased administrative offices and storage facility in State College and Oak Hall, Pennsylvania, respectively, are leased from HFL Corporation. HFL Corporation is controlled by Henry D. Sahakian, the Company's Chairman of the Board and Chief Executive Officer, and his brother, Daniel D. Sahakian, a Director of the Company.

     Of the Company's 298 locations, 165 are owned by the Company, seven are leased from affiliated parties and 126 are leased from unaffiliated parties. Most leases are for initial terms of five to ten years with renewal terms of five years available at the Company's option. Under most leases, the Company is responsible for the payment of insurance, taxes and maintenance. Of the leased locations, seven are subleased to franchisees. The Company also owns three gasoline service stations, which are leased to unaffiliated operators. As of September 30, 2000, the Company had two stores under construction.

     The Company's store leases expire as follows:

   FISCAL YEAR OF
LEASE EXPIRATION (1)  NUMBER OF FACILITIES
--------------------  --------------------
  2001                         11
  2002                          6
  2003                         12
  2004                          8
  2005 and later               96

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

     The lease for the Company's administrative offices in State College, Pennsylvania expires in December 2010.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

     The Company's Common Stock is listed on the American Stock Exchange under the symbol "UNI." The transfer agent and registrar for shares of the Company's Common Stock is Mellon Investor Services LLC, Ridgefield Park, New Jersey. As of December 5, 2000, the Company had 7,040,666 shares of its Common Stock outstanding.

     Set forth below is a table which shows the high and low sale prices as reflected on the American Stock Exchange and dividends paid on Common Stock for each quarter in the two most recent fiscal years.

                                                        FIRST     SECOND      THIRD     FOURTH
                                                       QUARTER    QUARTER    QUARTER    QUARTER
                                                       -------    -------    -------    -------
2000
  Cash Dividends per share...........................   $.00       $.00       $.00       $.00
  Price Range:
     High............................................      1 1/2      4 1/8      2 13/16    2 5/16
     Low.............................................       11/16       3/4      1 15/16    1 3/4
1999
  Cash Dividends per share...........................   $.00       $.00       $.00       $.00
  Price Range:
     High............................................      3 3/8      3          2 3/8      1 5/16
     Low.............................................      2 5/8      2 1/4      1 3/8      1 1/8

     In April 1997, the Company's Board of Directors elected to temporarily suspend the quarterly dividends on its Common Stock. The dividend will be considered for reinstatement upon the Company's return to profitability. However, there can be no assurance of future dividends because they are dependent not only on future earnings, but also capital requirements and financial condition. Certain of the Company's debt agreements require the Company to maintain a minimum tangible net worth of $18.7 million, which could possibly restrict the Company's ability to pay dividends on its Common Stock in the future.

     At December 5, 2000, the Company had approximately 352 stockholders of record of Common Stock. The Company believes that approximately 45 percent of its Common Stock is held in street or nominee names.

ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
     (IN THOUSANDS, EXCEPT PER SHARE, PER GALLON AND NUMBER OF STORES DATA)

     The following table of selected consolidated financial data of the Company, except for Operating Data and pro forma information, has been derived from the financial statements and related notes of the Company which have been audited by Deloitte & Touche LLP, Independent Auditors, as indicated in their report relating to the fiscal years ended September 30, 2000, 1999 and 1998, included elsewhere in this report. The data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.

                                                       FISCAL YEAR ENDED SEPTEMBER 30,
                                           --------------------------------------------------------
                                             2000        1999        1998        1997        1996
                                           --------    --------    --------    --------    --------
STATEMENTS OF OPERATIONS DATA: (1)
  Sales and other income by the Company
    and its franchisees:
       Merchandise sales.................  $172,209    $146,718    $154,097    $188,936    $182,482
       Gasoline sales....................   174,586     103,418     109,425     160,701     148,829
       Other income......................     1,909       2,170       2,847       2,563       2,501
                                           --------    --------    --------    --------    --------
         Total...........................   348,704     252,306     266,369     352,200     333,812
  Cost of sales..........................   272,754     185,285     194,704     267,325     247,458
                                           --------    --------    --------    --------    --------
  Gross profit...........................    75,950      67,021      71,665      84,875      86,354
  Selling................................    55,334      52,569      54,267      69,271      65,823
  General and administrative.............     6,731       7,509       6,981       8,181       6,971
  Depreciation and amortization..........     6,652       5,968       6,388       7,339       6,058
  Interest...............................     5,621       3,951       4,042       4,234       2,854
  Provision for loss on disposal.........         0           0           0       1,625           0
  Provision for asset impairment.........       160         208         352       1,063           0
                                           --------    --------    --------    --------    --------
  Earnings (loss) before income taxes,
    extraordinary item and cumulative
    effect of accounting change..........     1,452      (3,184)       (365)     (6,838)      4,648
  Income tax provision (benefit).........       572        (948)       (237)     (2,262)      1,677
                                           --------    --------    --------    --------    --------
  Earnings (loss) before extraordinary
    item and cumulative effect of
    accounting change....................       880      (2,236)       (128)     (4,576)      2,971
  Extraordinary item-loss from debt
    extinguishment, net of income tax
    benefit of $126......................         0           0        (244)          0           0
  Cumulative effect of accounting change,
    net of income tax benefit of $726....         0           0           0      (1,468)          0
                                           --------    --------    --------    --------    --------
  Net earnings (loss)....................  $    880    $ (2,236)   $   (372)   $ (6,044)   $  2,971
                                           ========    ========    ========    ========    ========
  Earnings (loss) per share before
    extraordinary item and cumulative
    effect of accounting change..........  $   0.13    $  (0.32)   $  (0.02)   $  (0.69)   $   0.46
  Loss per share from extraordinary
    item.................................      0.00        0.00       (0.03)       0.00        0.00
  Loss per share from cumulative effect
    of accounting change.................      0.00        0.00        0.00       (0.22)       0.00
                                           --------    --------    --------    --------    --------
  Net earnings (loss) per share..........  $   0.13    $  (0.32)   $  (0.05)   $  (0.91)   $   0.46
                                           ========    ========    ========    ========    ========
  Dividends per share....................  $ 0.0000    $ 0.0000    $ 0.0000    $ 0.0600    $ 0.1175
                                           ========    ========    ========    ========    ========
  Weighted average shares outstanding....     6,989       6,887       6,764       6,642       6,509
                                           ========    ========    ========    ========    ========

                                                       FISCAL YEAR ENDED SEPTEMBER 30,
                                           --------------------------------------------------------
                                             2000        1999        1998        1997        1996
                                           --------    --------    --------    --------    --------
OPERATING DATA (RETAIL LOCATIONS ONLY):
  Average, per store, for stores open two
    full years:
       Merchandise sales.................  $    606    $    552    $    492    $    474    $    456
       Gasoline sales....................  $    754    $    520    $    492    $    526    $    492
       Gallons of gasoline sold..........       635         623         566         496         477
  Gross profit per gallon of gasoline....  $  0.115    $  0.103    $  0.108    $  0.112    $  0.120
  Total gallons of gasoline sold.........   144,924     122,130     123,144     150,005     144,059
STORE INFORMATION:
  Company-operated stores................       291         246         265         369         369
  Franchisee-operated stores.............         7          10          11          32          36
  Locations with self-service gasoline...       237         194         206         299         298
BALANCE SHEET DATA:
  Working capital........................  $  3,500    $   (541)   $  1,590    $    727    $  1,663
  Total assets...........................   144,238      88,475      95,009     113,594     105,038
  Long-term obligations..................    75,006      34,141      34,322      40,386      38,964
  Stockholders' equity...................    28,968      27,946      30,040      29,547      36,062

---------------
(1) In fiscal year 1997, the Company changed its method of calculating ending merchandise inventories under the retail inventory method. The cumulative effect of this accounting change, net of the income tax benefit, was approximately $1.5 million. The pro forma effect as if the accounting change was in effect in each of the years presented is as follows:

                                                      PRO FORMA FOR THE YEAR
                                                              ENDED
                                                          SEPTEMBER 30,
                                                      ----------------------
                                                        1997          1996
                                                      --------      --------
Revenues............................................  $352,200      $333,812
Gross profit........................................    84,875        85,097
Net earnings (loss).................................    (4,576)        2,168
Earnings (loss) per share...........................     (0.69)         0.33

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Matters discussed below should be read in conjunction with "Statements of Operations Data" and "Operating Data (Retail Locations Only)" on the preceding pages.

     The Company's revenues are derived primarily from sales of merchandise and gasoline at its convenience and discount tobacco stores. These revenues increased substantially in fiscal year 2000 in comparison to fiscal year 1999 due to the April 2000 acquisition of 43 convenience stores in northeastern Pennsylvania and a 44% increase in the average price per gallon of gasoline sold. Also, average annual merchandise sales for stores open two full years increased to $606,000 in fiscal year 2000 from $552,000 in fiscal year 1999 and $492,000 in fiscal year 1998. Average gallons of gasoline sold at the Company's stores open two full years were 635,000 gallons in fiscal year 2000 compared to 623,000 gallons in fiscal year 1999 and 566,000 gallons in fiscal year 1998.

     This merchandise sales growth trend is primarily the result of increased sales of fast-food items and the addition of in-store traffic enhancing services, such as the sale of lottery tickets, money orders and prepaid telephone cards; ATMs; and the acceptance of personal checks. Cigarette sales represented approximately 35% of total merchandise sales in each of the last three fiscal years. There has been volatility in selling prices as a result of competition among cigarette manufacturers. Since the Company expects this trend to continue, it has sought increased sales of other merchandise to mitigate the volatility.

     Convenience stores selling gasoline have been heavily affected by environmental regulations, principally concerning underground storage tanks, which require large capital expenditures in order to achieve compliance. In the late 1980s, the Company began making significant expenditures to meet, and exceed, applicable standards. Management believes that the Company is currently in compliance with all applicable federal and state environmental laws and regulations and expects minimum expenditures in fiscal year 2001 to maintain compliance. In addition, the Company has adopted a program to ensure that new gasoline installations comply with federal and state regulations.

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

     Termination of the relationship with Getty permits the Company to purchase petroleum products from a variety of competing sources. The Company sells gasoline at 237 locations, including one location where gasoline is sold on a commission basis. Branded gasoline is purchased under supply agreements for 74 locations and unbranded gasoline is purchased from various sources for 163 locations. These arrangements provide for purchases of gasoline at cost levels which are less than those offered by Getty. However, gasoline margins have historically been volatile and there can be no assurance that the Company's gasoline margins will be enhanced by purchasing such products from competitive sources.

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

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                               2000        1999        1998
                                                              -------     -------     -------
Revenues:
  Merchandise sales.........................................    49.4%       58.1%       57.9%
  Gasoline sales............................................    50.1        41.0        41.0
  Other income..............................................     0.5         0.9         1.1
                                                               -----       -----       -----
          Total revenues....................................   100.0       100.0       100.0
Cost of sales...............................................    78.2        73.4        73.1
                                                               -----       -----       -----
Gross profit:
  Merchandise (as a percentage of merchandise sales)........    33.3        35.5        35.8
  Gasoline (as a percentage of gasoline sales)..............     9.5        12.5        12.5
          Total gross profit................................    21.8        26.6        26.9
Costs and expenses:
  Selling...................................................    15.9        20.8        20.4
  General and administrative................................     1.9         3.0         2.6
  Depreciation and amortization.............................     1.9         2.4         2.4
  Interest..................................................     1.6         1.6         1.5
  Provision for asset impairment............................     0.0         0.1         0.1
                                                               -----       -----       -----
          Total expenses....................................    21.3        27.9        27.0
                                                               -----       -----       -----
Earnings (loss) before income taxes and extraordinary
  item......................................................     0.5        (1.3)       (0.1)
Income tax provision (benefit)..............................     0.2        (0.4)       (0.1)
                                                               -----       -----       -----
Earnings (loss) before extraordinary item...................     0.3        (0.9)        0.0
Extraordinary item-loss from debt extinguishment, net of
  income tax benefit........................................     0.0         0.0        (0.1)
                                                               -----       -----       -----
Net earnings (loss).........................................     0.3%       (0.9)%      (0.1)%
                                                               =====       =====       =====

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

     The Company operated 298 stores at September 30, 2000, including seven franchised locations and 237 locations with self-service gasoline. During fiscal year 2000, the Company acquired 44 stores, constructed three stores, reopened two closed stores and closed seven underperforming stores. Total revenues in fiscal year 2000 were $348.7 million, an increase of $96.4 million, or 38.2%, compared to total revenues of $252.3 million in fiscal year 1999. This increase is due largely to substantial increases in the number of stores in operation and the average retail price per gallon of gasoline sold.

     Merchandise sales increased from $146.7 million in fiscal year 1999 to $172.2 million in fiscal year 2000. This increase of $25.5 million, or 17.4%, is the result of sales at additional stores and an increase in merchandise sales at comparable stores of 4.7%.

     Gasoline sales increased $71.2 million, or 68.8%, to $174.6 million in fiscal year 2000 from $103.4 million in fiscal year 1999. Over 70% of this increase is due to a $0.368 increase in the average price per gallon sold at the Company's stores. The remaining increase is the result of gallons sold at the additional stores in operation.

     Gross profits on merchandise sales were $57.4 million in fiscal year 2000, an increase of $5.4 million, or 10.4%, in comparison to merchandise gross profits of $52.0 million in fiscal year 1999. This increase was primarily the result of higher sales volumes in fiscal year 2000.

     Gasoline gross profits were $16.6 million in fiscal year 2000 compared to $12.9 million in fiscal year 1999. This increase of $3.7 million, or 28.9%, is the result of the sale of 22.8 million additional gallons at the Company's stores and larger gross profits per gallon of gasoline sold. Approximately 90% of the increase in gallons sold was due to the additional stores in operation resulting from the acquisition of the Orloski stores in April 2000.

     In fiscal year 2000, selling expenses were $55.3 million, an increase of $2.8 million, or 5.3%, over fiscal year 1999 selling expenses of $52.6 million. This increase is the result of the higher number of stores in operation in fiscal year 2000 but reflects lower expense levels per store resulting from cost controls implemented by the Company. General and administrative expense declined $778,000, or 10.4%, due largely to fewer officers employed by the Company in fiscal year 2000. Depreciation and amortization expense increased by $684,000, or 11.5%, due primarily to the stores added by the Company in fiscal year 2000. Interest expense increased by $1.7 million, or 42.3%, due to higher borrowing levels and interest rates. The Company recorded a $160,000 provision for asset impairment in fiscal year 2000 compared to $208,000 in fiscal year 1999.

     The Company had pre-tax earnings of $1.5 million in fiscal year 2000, compared to a pre-tax loss of $3.2 million in fiscal year 1999, a difference of $4.7 million. The Company recorded an income tax provision of $572,000 for the fiscal year 2000 earnings and an income tax benefit of $948,000 for the fiscal year 1999 loss. Net earnings for fiscal year 2000 were $880,000, or $0.13 per share, compared to a fiscal year 1999 net loss of $2.2 million, or $0.32 per share.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

     The Company operated 256 stores at September 30, 1999. During fiscal year 1999, the Company closed or sold 20 convenience stores. Total revenues in fiscal year 1999 were $252.3 million, a decline of $14.1 million, or 5.3%, in comparison to total revenues in fiscal year 1998 of $266.4 million. This decline is due largely to the operation of fewer stores and lower retail gasoline prices during fiscal year 1999.

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

     Selling expenses were $52.6 million in fiscal year 1999 compared to $54.3 million in fiscal year 1998, a decline of $1.7 million, or 3.1%. This decline was the result of fewer stores in operation. Expense levels per average store increased, however, due to higher labor and maintenance costs. General and administrative expense increased $528,000, or 7.6%. Certain executive officers were hired near the end of fiscal year 1998 and their salaries were reflected in expense for a full year in 1999 compared to a partial year in 1998. Depreciation and amortization expense declined by $420,000, or

6.6%, due to the operation of fewer stores. Interest expense also declined by $91,000, or 2.3%, primarily as a result of lower borrowing levels. The Company recorded a $208,000 provision for impairment of long-lived assets in fiscal year 1999 compared to $352,000 in fiscal year 1998.

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

SEASONALITY AND UNAUDITED QUARTERLY RESULTS

     The Company's business generally has been subject to moderate seasonal influences with higher sales in the third and fourth fiscal quarters of each year, since customers tend to purchase more convenience items, such as ice, beverages and fast food, and more gasoline during the warmer months. Due to adverse weather conditions, merchandise sales for the second fiscal quarter have generally been lower than other quarters. However, because of price volatility, gasoline profit margins fluctuate significantly throughout the year. The acquisition of 43 stores in April 2000 increased sales and operating expenses for the remainder of fiscal year 2000.

                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           FISCAL YEAR 2000                           FISCAL YEAR 1999
                                             QUARTER ENDED                              QUARTER ENDED
                               -----------------------------------------   ---------------------------------------
                               DEC. 30,   MAR. 30,   JUNE 29,   SEP. 30,   DEC. 31,   APR. 1,   JULY 1,   SEP. 30,
                                 1999       2000       2000       2000       1998      1999      1999       1999
                               --------   --------   --------   --------   --------   -------   -------   --------
Revenues:
  Merchandise sales..........  $36,493    $35,406    $47,998    $52,313    $35,399    $34,687   $37,735   $38,897
  Gasoline sales.............   33,478     32,566     50,755     57,786     25,321     21,753    26,595    29,749
  Other income...............      270        662        433        544        429        787       271       683
                               -------    -------    -------    -------    -------    -------   -------   -------
         Total revenues......   70,241     68,634     99,186    110,643     61,149     57,227    64,601    69,329
Cost of sales................   53,780     53,310     78,351     87,313     43,970     41,529    47,946    51,840
                               -------    -------    -------    -------    -------    -------   -------   -------
Gross profit.................   16,461     15,324     20,835     23,330     17,179     15,698    16,655    17,489
Costs and expenses:
  Selling....................   12,075     12,347     14,803     16,109     13,217     13,337    13,015    13,000
  General & administrative...    1,553      1,609      1,624      1,945      1,780      1,903     1,840     1,986
  Depreciation &
    amortization.............    1,432      1,447      1,800      1,973      1,572      1,512     1,452     1,432
  Interest...................      928        984      1,716      1,993      1,009        974       961     1,007
  Provision for asset
    impairment...............        0          0         56        104          0        100       100         8
                               -------    -------    -------    -------    -------    -------   -------   -------
Earnings (loss) before income
  taxes and extraordinary
  item.......................      473     (1,063)       836      1,206       (399)    (2,128)     (713)       56
Income tax provision
  (benefit)..................      142       (319)       251        498       (110)      (699)     (180)       41
                               -------    -------    -------    -------    -------    -------   -------   -------
Net earnings (loss)..........  $   331    $  (744)   $   585    $   708    $  (289)   $(1,429)  $  (533)  $    15
                               =======    =======    =======    =======    =======    =======   =======   =======
Net earnings (loss) per
  share......................  $  0.05    $ (0.11)   $  0.08    $  0.10    $ (0.04)   $ (0.21)  $ (0.08)  $  0.00
                               =======    =======    =======    =======    =======    =======   =======   =======
Weighted average shares
  outstanding................    6,943      6,982      7,008      7,023      6,866      6,877     6,894     6,911
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

     On April 20, 2000, the Company terminated its $10.0 million revolving loan agreement with a bank and repaid amounts outstanding under this facility with borrowings from a new $10.0 million revolving loan agreement with another bank. (See Note F to the consolidated financial statements for a description of the terms of this new revolving loan facility)

     On April 21, 2000, the Company purchased most of the operating assets and business of Orloski Service Station, Inc. and its owners (collectively "OSSI") for approximately $41.2 million in cash and assumption of a gasoline supplier agreement. In September 2000, the Company purchased an additional OSSI property for approximately $1.5 million. OSSI was the operator of a 43-store chain of convenience stores and gasoline dispensing stations in northeastern Pennsylvania. This acquisition was financed with mortgage and equipment loans aggregating $41.0 million. The mortgages will be repaid over 20 years and the equipment loans will be repaid over 10 years.

     Also in fiscal year 2000, the Company had additional capital expenditures of $7.5 million, of which $1.7 million was financed with bank loans and $426,000 was financed with capital leases. The balance was funded from cash flow from operations.

     Management believes that cash from operations and the available credit facilities will be sufficient to meet the Company's obligations for the foreseeable future.

     Capital requirements for debt service and capital leases for fiscal year 2001 are approximately $2.6 million. The Company anticipates capital expenditures in fiscal year 2001 of $10.7 million, for which the Company has committed financing of $5.7 million with the remainder funded from cash flow from operations. These capital expenditures include construction of new stores, remodeling of stores, upgrades of store equipment and gasoline-dispensing equipment and upgrading of the Company's data processing systems.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company uses its revolving credit facility and its mortgage and equipment loans to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the LIBOR or prime rate.

     To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, mortgage loans and equipment loans at September 30, 2000. Notes F, G and H to the consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).

                                          FISCAL YEAR OF MATURITY                               TOTAL        FAIR
                               ----------------------------------------------                   DUE AT     VALUE AT
                                2001      2002      2003      2004      2005     THEREAFTER    MATURITY    9/30/00
                                ----     ------    ------    ------    ------    ----------    --------    --------
INTEREST-RATE SENSITIVE
  ASSETS:
  Noninterest-bearing
    checking accounts........  $7,309    $    0    $    0    $    0    $    0     $     0      $ 7,309     $ 7,309
  Interest-bearing checking
    accounts.................  $  573    $    0    $    0    $    0    $    0     $     0      $   573     $   573
  Average interest rate......    5.98%                                                            5.98%
                               ------    ------    ------    ------    ------     -------      -------     -------
                               $7,882                                                          $ 7,882     $ 7,882
                                 0.43%                                                            0.43%         --
INTEREST-RATE SENSITIVE
  LIABILITIES:
  Variable-rate borrowings...  $1,173    $1,162    $2,402    $1,400    $1,557     $25,919      $33,613     $35,328
  Average interest rate......   10.37%    10.37%    10.37%    10.37%    10.37%      10.37%       10.37%         --
  Fixed-rate borrowings......  $1,060    $1,088    $1,143    $1,271    $1,411     $36,866      $42,839     $44,614
  Average interest rate......    9.36%     9.36%     9.36%     9.36%     9.36%       9.36%        9.36%         --
                               ------    ------    ------    ------    ------     -------      -------     -------
                               $2,233    $2,250    $3,545    $2,671    $2,968     $62,785      $76,452     $79,942
                                 9.80%     9.80%     9.80%     9.78%     9.78%       9.78%        9.80%         --

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
  Uni-Marts, Inc.
State College, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Uni-Marts, Inc. and subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Uni-Marts, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 10, 2000

                        UNI-MARTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------    -----------
                           ASSETS
Current Assets:
  Cash......................................................  $  7,881,674    $ 1,944,358
  Accounts receivable -- less allowances of $226,200 and
     $288,000...............................................     6,106,062      2,524,734
  Inventories...............................................    16,235,721     11,737,029
  Prepaid and current deferred taxes........................     1,856,208      2,079,155
  Property held for sale....................................     1,603,421      1,410,810
  Prepaid expenses and other................................     1,204,554      1,099,484
  Loan due from officer -- current portion..................        60,000         60,000
                                                              ------------    -----------
          Total Current Assets..............................    34,947,640     20,855,570
Net Property, Equipment and Improvements....................   100,701,217     61,713,278
Loan Due from Officer.......................................       420,291        480,000
Net Intangible and Other Assets.............................     8,168,366      5,425,771
                                                              ------------    -----------
          Total Assets......................................  $144,237,514    $88,474,619
                                                              ============    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 18,400,556    $10,967,476
  Gas taxes payable.........................................     3,399,429      2,183,410
  Accrued expenses..........................................     7,028,709      5,222,855
  Credit line payable.......................................             0      1,800,000
  Current maturities of long-term debt......................     2,232,728        958,811
  Current obligations under capital leases..................       385,918        264,310
                                                              ------------    -----------
          Total Current Liabilities.........................    31,447,340     21,396,862
Long-Term Debt, less current maturities.....................    74,219,620     33,264,639
Obligations under Capital Leases, less current maturities...       786,205        875,977
Deferred Taxes..............................................     2,956,300      2,561,500
Deferred Income and Other Liabilities.......................     5,859,928      2,429,835
Commitments and Contingencies
Stockholders' Equity:
  Common Stock, par value $.10 a share:
     Authorized 15,000,000 shares
     Issued 7,361,123 and 7,327,088 shares, respectively....       736,112        732,709
  Additional paid-in capital................................    23,816,387     24,030,665
  Retained earnings.........................................     6,527,095      5,646,956
                                                              ------------    -----------
                                                                31,079,594     30,410,330
  Less treasury stock, at cost -- 333,714 and 400,962 shares
     of Common Stock, respectively..........................    (2,111,473)    (2,464,524)
                                                              ------------    -----------
                                                                28,968,121     27,945,806
                                                              ------------    -----------
          Total Liabilities and Stockholders' Equity........  $144,237,514    $88,474,619
                                                              ============    ===========

                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED SEPTEMBER 30,
                                                  --------------------------------------------
                                                      2000            1999            1998
                                                  ------------    ------------    ------------
REVENUES:
  Merchandise sales.............................  $172,209,610    $146,718,301    $154,097,184
  Gasoline sales................................   174,585,614     103,417,555     109,424,633
  Other income..................................     1,908,917       2,169,901       2,846,896
                                                  ------------    ------------    ------------
                                                   348,704,141     252,305,757     266,368,713
                                                  ------------    ------------    ------------
COSTS AND EXPENSES:
  Cost of sales.................................   272,753,563     185,285,307     194,703,534
  Selling.......................................    55,334,246      52,568,471      54,267,079
  General and administrative....................     6,730,719       7,508,747       6,981,006
  Depreciation and amortization.................     6,652,381       5,968,188       6,388,426
  Interest......................................     5,621,023       3,950,533       4,041,719
  Provision for asset impairment................       159,770         208,338         351,989
                                                  ------------    ------------    ------------
                                                   347,251,702     255,489,584     266,733,753
                                                  ------------    ------------    ------------
Earnings (loss) before income taxes and
  extraordinary item............................     1,452,439      (3,183,827)       (365,040)
Income tax provision (benefit)..................       572,300        (948,200)       (237,400)
                                                  ------------    ------------    ------------
Earnings (loss) before extraordinary item.......       880,139      (2,235,627)       (127,640)
Extraordinary item-loss from debt
  extinguishment, net of income tax benefit of
  $125,800......................................             0               0        (244,315)
                                                  ------------    ------------    ------------
Net earnings (loss).............................  $    880,139    $ (2,235,627)   $   (371,955)
                                                  ============    ============    ============
Basic earnings (loss) per share:
  Earnings (loss) per share before extraordinary
     item.......................................  $       0.13    $      (0.32)   $      (0.02)
  Loss per share from extraordinary item........          0.00            0.00           (0.03)
                                                  ------------    ------------    ------------
  Net earnings (loss) per share.................  $       0.13    $      (0.32)   $      (0.05)
                                                  ============    ============    ============
Diluted earnings (loss) per share:
  Earnings (loss) per share before extraordinary
     item.......................................  $       0.13    $      (0.32)   $      (0.02)
  Loss per share from extraordinary item........          0.00            0.00           (0.03)
                                                  ------------    ------------    ------------
  Net earnings (loss) per share.................  $       0.13    $      (0.32)   $      (0.05)
                                                  ============    ============    ============
Weighted average number of common shares
  outstanding...................................     6,989,281       6,886,774       6,763,768
                                                  ============    ============    ============
Weighted average number of common shares
  outstanding assuming dilution.................     7,020,630       6,886,774       6,763,768
                                                  ============    ============    ============

                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            COMMON STOCK
                                           PAR VALUE $.10
                                              A SHARE
                                       AUTHORIZED 15,000,000
                                               SHARES           ADDITIONAL                      TREASURY STOCK
                                       ----------------------     PAID-IN      RETAINED     ----------------------
                                         SHARES      AMOUNT       CAPITAL      EARNINGS      SHARES      AMOUNT
                                       ----------   ---------   -----------   -----------   --------   -----------
BALANCE -- OCTOBER 1, 1997...........  7,286,657    $728,666    $24,341,999   $ 8,254,538    639,980   $(3,778,258)
  Purchase of treasury stock.........                                                         12,421       (49,285)
  Issuance of common stock...........     30,140       3,014       (152,741)                (196,856)    1,064,197
  Net loss...........................                                            (371,955)
                                       ---------    --------    -----------   -----------   --------   -----------
BALANCE -- SEPTEMBER 30, 1998........  7,316,797     731,680     24,189,258     7,882,583    455,545    (2,763,346)
  Purchase of treasury stock.........                                                          4,119        (9,364)
  Issuance of common stock...........     10,291       1,029       (158,593)                 (58,702)      308,186
  Net loss...........................                                          (2,235,627)
                                       ---------    --------    -----------   -----------   --------   -----------
BALANCE -- SEPTEMBER 30, 1999........  7,327,088     732,709     24,030,665     5,646,956    400,962    (2,464,524)
  Issuance of common stock...........     34,035       3,403       (214,278)                 (67,248)      353,051
  Net earnings.......................                                             880,139
                                       ---------    --------    -----------   -----------   --------   -----------
BALANCE -- SEPTEMBER 30, 2000........  7,361,123    $736,112    $23,816,387   $ 6,527,095    333,714   $(2,111,473)
                                       =========    ========    ===========   ===========   ========   ===========

                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED SEPTEMBER 30,
                                                    ---------------------------------------------
                                                        2000            1999            1998
                                                    -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others.........  $ 348,512,574   $ 250,705,501   $ 266,814,682
  Cash paid to suppliers and employees............   (329,222,353)   (247,104,574)   (256,330,886)
  Net receipts for sales and purchases of trading
     equity securities............................              0               0         831,826
  Dividends and interest received.................        108,252         111,774         138,277
  Interest paid (net of capitalized interest of
     $31,900, $0 and $0)..........................     (5,100,108)     (3,640,701)     (4,359,976)
  Income taxes received...........................         45,447         691,310       2,245,025
                                                    -------------   -------------   -------------
       Net Cash Provided by Operating
          Activities..............................     14,343,812         763,310       9,338,948
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business.........................    (42,745,111)              0               0
  Receipts from sale of capital assets............        993,239       2,313,119       7,567,051
  Purchase of property, equipment and
     improvements.................................     (7,036,517)     (4,800,187)     (4,234,049)
  Note receivable from officer....................         59,709         110,800         173,968
  Cash advanced for intangible and other assets...       (190,828)       (508,752)       (359,800)
  Cash received for intangible and other assets...        633,069         238,678         813,535
                                                    -------------   -------------   -------------
       Net Cash (Used in) Provided by Investing
          Activities..............................    (48,286,439)     (2,646,342)      3,960,705
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) on revolving credit agreement........       (656,598)              0     (10,000,000)
  Additional long-term borrowings.................     42,237,885         721,618      34,895,954
  (Payments) borrowings on line of credit.........              0      (1,700,000)      3,500,000
  Principal payments on debt......................     (1,709,644)     (1,026,123)    (42,647,892)
  Purchases of treasury stock.....................              0          (9,364)        (49,285)
  Proceeds from issuance of common stock..........          8,300           2,941         846,500
                                                    -------------   -------------   -------------
       Net Cash Provided by (Used in) Financing
          Activities..............................     39,879,943      (2,010,928)    (13,454,723)
                                                    -------------   -------------   -------------
Net increase (decrease) in cash...................      5,937,316      (3,893,960)       (155,070)
Cash at beginning of year.........................      1,944,358       5,838,318       5,993,388
                                                    -------------   -------------   -------------
Cash at end of year...............................  $   7,881,674   $   1,944,358   $   5,838,318
                                                    =============   =============   =============

                        UNI-MARTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                         ----------------------------------------
                                                             2000          1999          1998
                                                         ------------   -----------   -----------
RECONCILIATION OF NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
Net Earnings (Loss)....................................  $    880,139   $(2,235,627)  $  (371,955)
Adjustments to Reconcile Net Earnings (Loss) to Net
  Cash Provided by Operating Activities:
     Depreciation and amortization.....................     6,652,381     5,968,188     6,388,426
     Provision for asset impairment....................       159,770       208,338       351,989
     Net unrealized holding loss on trading
       securities......................................             0             0       130,355
     Gain on sale of trading equity securities.........             0             0      (110,662)
     Loss (gain) on sale of capital assets and other...       197,282      (378,418)     (348,209)
     Change in assets and liabilities:
       (Increase) decrease in:
          Trading equity securities....................             0             0       383,520
          Accounts receivable..........................    (3,574,028)     (228,547)    1,223,694
          Tax refunds receivable.......................             0     1,416,363       402,737
          Inventories..................................    (4,498,692)   (1,108,722)    5,055,023
          Prepaid expenses.............................        24,167      (171,790)     (267,486)
       Increase (decrease) in:
          Accounts payable and accrued expenses........    10,454,953      (376,109)   (4,943,597)
          Deferred income taxes and other
            liabilities................................     4,047,840    (2,330,366)    1,445,113
                                                         ------------   -----------   -----------
     Total Adjustments to Net Earnings (Loss)..........    13,463,673     2,998,937     9,710,903
                                                         ------------   -----------   -----------
Net Cash Provided by Operating Activities..............  $ 14,343,812   $   763,310   $ 9,338,948
                                                         ============   ===========   ===========
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING ACTIVITY:
Liabilities Assumed in Acquisition.....................  $  2,500,000   $         0   $         0
Assets Acquired Under Capital Leases...................  $    426,143   $         0   $         0

                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company is an independent operator of convenience stores and discount tobacco stores located in Pennsylvania, New York, Delaware, Maryland and Virginia.

     (1) Principles of Consolidation -- The consolidated financial statements include the accounts of Uni-Marts, Inc. and its wholly owned subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated.

     (2) Inventories -- The Company values its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method. Gasoline inventories are valued at the lower of cost (first-in, first-out method) or market (see Note C).

     (3) Property, Equipment and Improvements -- Depreciation and amortization are calculated using the straight-line method over the useful lives of the related assets. Amortization of improvements to leased properties is based on the remaining terms of the leases or the estimated useful lives of such improvements, whichever is shorter. Interest costs incurred on borrowed funds during the period of construction of capital assets are capitalized as a component of the cost of acquiring those assets. The amount of interest capitalized in fiscal year 2000 was $31,900. No interest was capitalized in fiscal years 1999 and 1998.

     (4) Intangible and Other Assets -- Intangible and other assets consist of the following:

                                                               ACCUMULATED     NET BOOK    USEFUL
                                                    COST       AMORTIZATION     VALUE      LIVES
                                                 -----------   ------------   ----------   ------
        FOR THE YEAR ENDED SEPTEMBER 30, 2000:
        Goodwill...............................  $ 8,874,157    $2,239,500    $6,634,657   13-40
        Lease acquisition costs................      439,153       334,972       104,181   12-25
        Noncompete agreements..................      250,000        21,154       228,846       5
        Other intangibles......................      175,395         5,481       169,914   15-16
        Other assets...........................    1,030,768             0     1,030,768
                                                 -----------    ----------    ----------
                                                 $10,769,473..  $2,601,107    $8,168,366
                                                 ===========    ==========    ==========
        FOR THE YEAR ENDED SEPTEMBER 30, 1999:
        Goodwill...............................  $ 5,803,443    $2,069,953    $3,733,490   13-40
        Lease acquisition costs................      674,570       519,489       155,081   12-25
        Other intangibles......................       99,111        44,949        54,162   15-16
        Other assets...........................    1,483,038             0     1,483,038
                                                 -----------    ----------    ----------
                                                 $8,060,162..   $2,634,391    $5,425,771
                                                 ===========    ==========    ==========

         Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations and is amortized on a straight-line basis. Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms. Amortization expense was $345,800 (2000), $267,500 (1999) and $439,500 (1998).

     (5) Asset Impairment -- Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company recorded provisions of approximately $159,800 (2000), $208,300 (1999) and $352,000 (1998) for
         asset impairment for certain real estate, leasehold improvements, store and gasoline equipment and goodwill at certain closed or underperforming stores.

     (6) Self-Insurance Reserves -- The Company assumes the risks for general liability and workers' compensation insurance exposures up to certain loss thresholds set forth in separate insurance contracts. The Company has established self-insurance reserves for these risks, which are recorded on a present value basis using a risk-free discount rate of 7.0%, using actuarial valuations provided by independent companies. At September 30, 2000 and 1999, the Company had self-insurance reserves totaling $2,678,800 and $2,868,900, respectively.

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

        Deferred income and other liabilities includes the following:

                                                           SEPTEMBER 30,
                                                         2000          1999
                                                      ----------    ----------
  Deferred income...................................  $5,773,889    $2,165,651
  Deferred compensation.............................      28,100       237,571
  Other noncurrent liabilities......................      57,939        26,613
                                                      ----------    ----------
                                                      $5,859,928    $2,429,835
                                                      ==========    ==========

     (9) Earnings Per Share -- Earnings per share for the years ended September 30, 2000, 1999 and 1998 were calculated based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share were calculated in fiscal year 2000. Although there were potentially dilutive stock options for 576,441 and 535,566 shares outstanding in fiscal years 1999 and 1998, respectively, they were not included as the effect was antidilutive.

    (10) Advertising Costs -- The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising costs of $1,228,000, $1,894,600 and $2,084,800 in fiscal years 2000,
         1999 and 1998, respectively.

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

    (12) Segment Disclosures -- In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company has only one reportable segment.

    (13) New Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."

         The Statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities
         - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this accounting standard October 1, 2000. The adoption of this standard had no effect on the Company's financial statements.

    (14) Classifications -- Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the classifications used in 2000.

B. BUSINESS ACQUISITION:

In April 2000, pursuant to an asset purchase agreement (the "Purchase Agreement") the Company purchased the operating assets of Orloski Service Station, Inc. and its owners (collectively "OSSI") for approximately $41.2 million in cash. In September 2000, the Company purchased an additional OSSI property in accordance with the Purchase Agreement for approximately $1.5 million in cash. The transaction was accounted for as a purchase, and accordingly, operations of the acquired OSSI assets are included in the consolidated financial statements from the date of acquisition. The Company also assumed a $2.5 million agreement with a gasoline supplier for partial funding of gasoline equipment which is included in deferred income and other liabilities on the balance sheet and is being amortized into income as gallons are purchased and sold. If the Company terminates this agreement before the expiration date, part of this funding must be repaid to the supplier. Goodwill of $3.2 million was acquired in connection with the acquisition and is being amortized on a straight-line basis over fifteen years.

The following table summarizes, on an unaudited pro forma basis, the estimated combined statements of operations for the fiscal years ended September 30, 2000 and September 30, 1999 as though the acquisition took place on October 1, 1998. This pro forma information does not purport to be indicative of the results of operations that would have been obtained if the acquisition had occurred on October 1, 1998.

                                                         FISCAL YEAR ENDED
                                                   -----------------------------
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2000            1999
                                                   -------------   -------------
Revenues.........................................  $397,059,000    $330,018,000
Net earnings (loss)..............................  $    858,000    $ (1,213,000)
Net earnings (loss) per share....................  $       0.12    $      (0.18)

C. INVENTORIES:

The following is a summary of inventories at September 30:

                                                       2000            1999
                                                   -------------   -------------
Merchandise......................................  $ 12,684,054    $  9,549,642
Gasoline.........................................     3,551,667       2,187,387
                                                   ------------    ------------
                                                   $ 16,235,721    $ 11,737,029
                                                   ============    ============

D. PROPERTY HELD FOR SALE:

Property held for sale is carried at the lower of cost or net realizable value. The properties have been classified as current assets because the Company expects the properties to be sold within the next fiscal year. The properties are undeveloped land, rental properties and closed convenience stores.

E. PROPERTY, EQUIPMENT AND IMPROVEMENTS -- AT COST:

                                                                                          ESTIMATED
                                                            ACCUMULATED      NET BOOK      LIFE IN
                                                 COST       DEPRECIATION      VALUE         YEARS
                                             ------------   ------------   ------------   ---------
SEPTEMBER 30, 2000:
Land.......................................  $ 21,628,524   $         0    $ 21,628,524
Buildings..................................    65,992,579    16,587,340      49,405,239     29-35
Machinery and equipment....................    43,797,424    24,352,799      19,444,625      3-10
Machinery and equipment....................     6,569,224     3,464,379       3,104,845     11-20
Capitalized property and equipment
  leases...................................     1,878,958       750,721       1,128,237      5-25
Leasehold improvements.....................    11,213,372     8,166,927       3,046,445      1-10
Leasehold improvements.....................       434,137       359,776          74,361     11-20
Construction in progress...................     2,868,941             0       2,868,941
                                             ------------   -----------    ------------
                                             $154,383,159   $53,681,942    $100,701,217
                                             ============   ===========    ============
SEPTEMBER 30, 1999:
Land.......................................  $ 15,268,264   $         0    $ 15,268,264
Buildings..................................    43,036,470    15,106,372      27,930,098     29-35
Machinery and equipment....................    34,210,894    23,641,022      10,569,872      3-10
Machinery and equipment....................     6,300,426     3,062,605       3,237,821     11-20
Capitalized property and equipment
  leases...................................     1,452,816       577,431         875,385      5-25
Leasehold improvements.....................    10,603,225     7,674,710       2,928,515      1-10
Leasehold improvements.....................       461,053       362,555          98,498     11-20
Construction in progress...................       804,825             0         804,825
                                             ------------   -----------    ------------
                                             $112,137,973   $50,424,695    $ 61,713,278
                                             ============   ===========    ============

Depreciation expense in fiscal years 2000, 1999 and 1998 was $6,306,600, $5,700,700 and $5,948,900, respectively, including the amortization of capitalized property and equipment leases.

F. REVOLVING CREDIT AGREEMENT:

On April 20, 2000, the Company executed a 3-year secured $10.0 million revolving loan agreement (the "Agreement") with $3.5 million available for letters of credit. The Agreement replaced a secured $10.0 million revolving agreement the Company previously had with a different bank, which was terminated in April 2000. At September 30, 2000, $5.9 million was available for borrowings under the Agreement. This Agreement expires on April 19, 2003. Provisions of the revolving loan Agreement require the maintenance of certain covenants relating to minimum tangible net worth, interest and fixed charge coverage ratios. The Company was in compliance with these covenants as of September 30, 2000. Borrowings of $1.1 million and letters of credit of $3.0 million were outstanding at September 30, 2000. This facility bears interest at the Company's option based on a rate of either prime plus 1% or LIBOR plus 3.0%. The interest rate at September 30, 2000 was 10.5%. The Agreement is collateralized by substantially all of the Company's eligible inventories and eligible receivables and selected properties. The net book value of these selected properties at September 30, 2000 was $2,506,800.

G. LONG-TERM DEBT:

                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Mortgage Loan. Principal and interest will be paid in 214
  monthly installments. The effective interest rate at
  September 30, 2000, was 10.23%, net of unamortized fees of
  $1,425,995 ($1,584,907 in 1999)...........................  $33,047,242   $33,630,236
Mortgage Loan. Principal and interest will be paid in 236
  monthly installments. The loan bears interest at LIBOR
  plus 3.75%. The effective interest rate at September 30,
  2000 was 10.83%, net of unamortized fees of $437,653 ($0
  in 1999)..................................................   21,804,203             0
Mortgage Loan. Principal and interest will be paid in 236
  monthly installments. The effective interest rate at
  September 30, 2000 was 11.24%, net of unamortized fees of
  $135,298 ($0 in 1999).....................................    6,729,704             0
Mortgage Loans. Principal and interest are paid in monthly
  installments. The loans expire in 2009, 2010 and 2020.
  Interest ranges from the prime rate to LIBOR plus 3.75%.
  The blended interest rate at September 30, 2000 was
  9.98%.....................................................    3,466,311       208,661
Revolving Credit Agreement. Interest is paid monthly. The
  interest rate at September 30, 2000 was 10.5%. (See Note
  F)........................................................    1,143,402             0
Equipment Loan. Principal and interest will be paid in 116
  monthly installments. The loan expires in 2010 and bears
  interest at LIBOR plus 3.75%. The effective interest rate
  at September 30, 2000 was 11.04%, net of unamortized fees
  of $176,414 ($0 in 1999)..................................    9,028,276             0
Equipment Loan. Principal and interest will be paid in 116
  monthly installments. The loan expires in 2010. The
  effective interest rate at September 30, 2000 was 11.82%,
  net of unamortized fees of $20,713 ($0 in 1999)...........    1,058,413             0
Equipment Loan. Principal and interest are paid in monthly
  installments. The loan expires in 2001 and bears interest
  at a rate of 10.00%.......................................      174,797       384,553
                                                              -----------   -----------
                                                               76,452,348    34,223,450
Less current maturities.....................................    2,232,728       958,811
                                                              -----------   -----------
                                                              $74,219,620   $33,264,639
                                                              ===========   ===========

The mortgage loans are collateralized by $65,701,500 of property, at net book value, and the equipment loans are collateralized by $4,761,400 of equipment, at net book value.

Aggregate maturities of long-term debt during the next five years are as follows:

September 30,
     2001...................................................  $ 2,232,728
     2002...................................................    2,250,000
     2003...................................................    3,545,300
     2004...................................................    2,671,300
     2005...................................................    2,968,000
     Thereafter.............................................   62,785,020
                                                              -----------
                                                              $76,452,348
                                                              ===========

In April and September 2000, the Company, through special purpose consolidated entities, completed 20-year mortgage loans with Franchise Finance Corporation of America ("FFCA") aggregating $30.5 million and equipment loans of $10.5 million to finance the purchase of assets from OSSI. The Company has a financing commitment from FFCA for $7.0 million to finance the development of and equipment for two store sites and a travel center. The Company has made construction draws on one store site and the travel center for approximately $1.1 million to date. As of September 30, 2000, $5.9 million of this commitment remains available.

Certain provisions of the loan agreements with FFCA require the Company's maintenance of a minimum net worth of $20.0 million and an aggregate fixed charge ratio of 1.25:1. The Company was in compliance with these covenants as of September 30, 2000. These agreements restrict the Company's ability to declare and pay dividends on its common stock in certain instances as defined in the agreements.

H. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash, short-term debt and long-term, variable-rate debt approximate fair value. The Company estimates the fair value of its long-term, fixed-rate debt generally using discounted cash flow analysis based on the Company's current borrowing rates for debt with similar maturities.

Fair value of capital lease obligations is estimated based on current rates offered to the Company for similar debt.

The estimated fair values of the Company's financial instrument liabilities are as follows:

                                              SEPTEMBER 30, 2000          SEPTEMBER 30, 1999
                                           -------------------------   -------------------------
                                            CARRYING        FAIR        CARRYING        FAIR
                                             AMOUNT         VALUE        AMOUNT         VALUE
                                           -----------   -----------   -----------   -----------
        Long-term debt..................   $76,452,348   $79,942,095   $34,223,450   $35,087,637
        Obligations under capital
          leases........................     1,172,123     1,222,120     1,140,287     1,181,204

I. COMMITMENTS AND CONTINGENCIES:

(1) Leases -- The Company leases its corporate headquarters, a majority of its store locations and certain equipment. Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at September 30, 2000 are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses. Rental income in connection with the leases of certain properties is also provided. Such rental income was $811,900 in 2000, $549,100 in 1999 and $1,330,000 in
    1998.

                                                         CAPITAL       OPERATING       RENTAL
                                                          LEASES        LEASES         INCOME
                                                        ----------    -----------    ----------
        2001........................................    $  494,900    $ 4,133,500    $  820,800
        2002........................................       483,200      3,671,900       605,400
        2003........................................       188,900      3,255,800       492,800
        2004........................................       140,100      2,000,400       349,000
        2005........................................        31,200      1,633,300       314,900
        Thereafter..................................        83,200      5,443,500       513,800
                                                        ----------    -----------    ----------
                  Total future minimum lease
                    payments........................     1,421,500    $20,138,400    $3,096,700
                                                                      ===========    ==========
        Less amount representing interest...........       249,377
                                                        ----------
        Present value of future payments............     1,172,123
        Less current maturities.....................       385,918
                                                        ----------
                                                        $  786,205
                                                        ==========

     Rental expense under operating leases was as follows:

                                                                YEAR ENDED SEPTEMBER 30,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
        Minimum rentals..............................    $4,481,100    $4,539,000    $5,929,900
        Contingent rentals...........................        46,600        45,000        39,000
                                                         ----------    ----------    ----------
                                                         $4,527,700    $4,584,000    $5,968,900
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

(3) Pursuant to ten-year agreements with four gasoline suppliers, the Company receives from the suppliers partial funding of the cost of the aboveground gasoline equipment and rebates for the purchase of gasoline. As of September 30, 2000, the total funding subject to these arrangements is $6,696,200. If the Company terminates these agreements before the expiration of the ten years, part of this funding must be repaid to the suppliers.

(4) The Company has commitments with various contractors totaling $5.5 million for the construction of a travel center in Milroy, Pennsylvania. At September 30, 2000, the Company has made payments to these contractors in the amount of $2.4 million.

(5) Litigation -- The Company is involved in litigation and other legal matters which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

J. INCOME TAXES:

The provision for income taxes includes the following:

                                               YEAR ENDED SEPTEMBER 30,
                                         -------------------------------------
                                           2000         1999          1998
                                         --------    ----------    -----------
Current tax expense (credit):
     Federal...........................  $      0    $        0    $(1,362,300)
     State.............................     1,900       (18,200)        18,400
                                         --------    ----------    -----------
                                            1,900       (18,200)    (1,343,900)
                                         --------    ----------    -----------
Deferred tax expense (credit):
     Federal...........................   550,000    (1,020,300)     1,259,300
     State.............................    20,400        90,300       (278,600)
                                         --------    ----------    -----------
                                          570,400      (930,000)       980,700
                                         --------    ----------    -----------
                                          572,300      (948,200)      (363,200)
Less portion included in extraordinary
  item.................................         0             0        125,800
                                         --------    ----------    -----------
                                         $572,300    $ (948,200)   $  (237,400)
                                         ========    ==========    ===========

The tax provision for fiscal year 2000 includes the benefit of net operating loss carryforwards of $1,994,800 for federal income tax purposes and $496,200 for state income tax purposes. During fiscal year 1999, the Company received tax refunds of approximately $753,700 resulting from the filing of its tax returns for fiscal years 1998 and 1997.

Deferred tax liabilities (assets) are comprised of the following at September
30:

                                         2000           1999           1998
                                      -----------    -----------    -----------
Depreciation........................  $ 6,742,500    $ 6,087,200    $ 5,907,400
                                      -----------    -----------    -----------
Gross deferred tax liabilities......    6,742,500      6,087,200      5,907,400
                                      -----------    -----------    -----------
Insurance reserves..................   (1,128,100)    (1,212,000)    (1,093,800)
Change in accounting method.........     (221,900)      (444,100)      (667,200)
Capital leases......................       (9,100)       (80,300)       (96,800)
Deferred compensation...............      (11,500)       (22,800)      (107,700)
Deferred income.....................   (1,364,700)      (876,600)    (1,037,700)
Intangible assets...................            0              0        (82,400)
Net operating loss carryforward.....   (2,515,900)    (3,098,500)      (707,100)
Other...............................     (400,200)      (278,900)      (253,100)
                                      -----------    -----------    -----------
Gross deferred tax assets...........   (5,651,400)    (6,013,200)    (4,045,800)
Less valuation allowance............       24,900        452,600        302,500
                                      -----------    -----------    -----------
Net deferred tax assets.............   (5,626,500)    (5,560,600)    (3,743,300)
                                      -----------    -----------    -----------
                                      $ 1,116,000    $   526,600    $ 2,164,100
                                      ===========    ===========    ===========

The financial statements include noncurrent deferred tax liabilities of $2,956,300 and $2,561,500 in 2000 and 1999, respectively, and current deferred tax assets of $1,840,300 and $2,034,900 which are included in prepaid and current deferred taxes.

A reconciliation of the provision for income taxes to an amount determined by application of the statutory federal income tax rate follows:

                                                  YEAR ENDED SEPTEMBER 30,
                                             ----------------------------------
                                               2000        1999         1998
                                             --------   -----------   ---------
Statutory rate.............................  $493,800   $(1,082,500)  $(250,000)
Increase (decrease) resulting from:
     Tax credits...........................     1,600             0           0
     Nondeductible items...................    61,400        68,500      67,500
     State taxes (net).....................    14,700        59,600    (171,700)
     Other (net)...........................       800         6,200      (9,000)
                                             --------   -----------   ---------
Tax provision (benefit)....................  $572,300   $  (948,200)  $(363,200)
                                             ========   ===========   =========

K. RELATED PARTY TRANSACTIONS:

During fiscal year 1997, the Company granted a loan of $800,000 to the Company's Chairman of the Board and Chief Executive Officer. Beginning in January 1999, the loan bears interest at the brokerage call rate plus 0.5% (8.75% at September 30, 2000) and requires payments of $60,000 plus interest on November 1, 1999, 2000, 2001, 2002 and 2003. A final payment of $300,000 is due on November 1, 2004. The loan is collateralized by 303,397 shares of the Company's Common Stock and 73,000 shares of the common stock of Unico Corporation.

Certain directors and officers of the Company are also directors, officers and shareholders of Unico Corporation ("Unico"), formerly the Company's parent, and other affiliated companies. The following is a summary of significant transactions with these entities:

     (1) The Company leases three stores and certain other locations from Unico and leases its corporate headquarters and four additional locations from affiliates of Unico. Aggregate rentals in connection with these leases were $655,700 (2000), $646,300 (1999) and $629,800 (1998).

     (2) The Company charges an affiliate of Unico for general and administrative services provided. Such charges amounted to $11,500
         (2000), $12,300 (1999) and $8,500 (1998).

The Company received commissions from TeleBeam Incorporated ("TeleBeam") for coin-operated telephones installed at convenience store locations and for the sale of prepaid telephone cards. Payments received from TeleBeam were $171,600
(2000), $213,900 (1999) and $296,700 (1998). The Company also made payments to
TeleBeam for discounted prepaid telephone cards and telephone service. Payments made to TeleBeam were $1,187,800 (2000), $1,199,600 (1999) and $748,700 (1998).
Until its sale in January 2000, the majority of the stock of TeleBeam was beneficially owned or controlled by persons related to the Company's Chairman and Chief Executive Officer.

The Company made payments of approximately $80,100 and $81,000 to a director of the Company during fiscal years 2000 and 1999, respectively, for consulting fees and reimbursement of expenses.

L. RETIREMENT SAVINGS AND INCENTIVE PLAN:

The Company has a contributory retirement savings plan covering all employees meeting minimum age and service requirements. The Company will match one-half of employee contributions up to 3% of the employee's compensation. The Company's contributions are invested in the Company's Common Stock. The Board of Directors may elect to make additional contributions to be allocated among all eligible employees in accordance with provisions of the plan. The retirement savings plan expense, which is funded currently, was $98,100 (2000), $96,600 (1999) and $110,300 (1998).

M. DEFERRED COMPENSATION PLAN AND PERFORMANCE UNIT PLAN:

The Company has a nonqualified deferred compensation plan which permits key executives to elect annually (via individual contracts) to defer a portion of their compensation until their retirement, death or disability. The Company makes a 50% matching contribution not exceeding $5,000 annually per executive. The deferred compensation expense was $27,900, $21,300 and $15,600 for the years ended September 30, 2000, 1999 and 1998, respectively.

The Company has recorded the assets and liabilities for the deferred compensation plan in the consolidated balance sheets because such assets and liabilities belong to the Company rather than to any plan or trust. The asset and matching liability of $28,100 and $237,600 at September 30, 2000 and 1999, respectively, include employee deferrals, accrued earnings and matching contributions of the Company. The asset amount is included in net intangible and other assets and the liability amount is included in deferred income and other liabilities.

The Company also has a Performance Unit Plan to provide long-term incentives to senior executives. Under the Performance Unit Plan, the amount of compensation is determined over the succeeding three-year period based upon performance of the Company as well as individual goals for the senior executives. Compensation expense recognized under this plan was $0, $0 and $29,000 for fiscal years 2000, 1999 and 1998, respectively.

N. EQUITY COMPENSATION PLANS:

The Company has an Equity Compensation Plan, pursuant to which no additional stock options may be granted, and a 1996 Equity Compensation Plan, which became effective November 1, 1996. The Company has reserved 75,440 shares of common stock which can be issued in accordance with the terms of the Equity Compensation Plan and 950,167 shares of common stock which can be issued in accordance with the terms of the 1996 Equity Compensation Plan.

Both the Equity Compensation Plan and the 1996 Equity Compensation Plan are collectively discussed as the "Plans" below.

A committee of the Board of Directors has authority to administer the Plans, and the committee may grant qualified incentive stock options to employees of the Company, including officers, whether or not they are directors. The Plans also provide that all nonemployee directors will receive annual nonqualified stock option grants for 2,000 shares of common stock plus 500 shares for each full year the director has served as a member of the board, up to a maximum of 4,000 shares per grant, on the date of each annual meeting. In addition, newly appointed or elected nonemployee directors receive an initial grant for 5,000 shares. Nonemployee directors will also receive grants of stock equal in value to and in lieu of two-thirds of the retainer due to such director. The Company granted options to purchase 33,000, 14,000 and 32,000 shares of common stock to nonemployee directors under the Plans during fiscal years 2000, 1999 and 1998, respectively. The Company also issued 27,775, 8,695 and 7,140 shares of common stock to nonemployee directors during fiscal years 2000, 1999 and 1998, respectively, as part of their annual retainer.

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

Outstanding Options for Shares of Common Stock:

                                                                                      WEIGHTED AVERAGE
                                                                   WEIGHTED AVERAGE      REMAINING
                                   OUTSTANDING      EXERCISE        EXERCISE PRICE      CONTRACTUAL
                                     OPTIONS     PRICE PER SHARE      PER SHARE             LIFE
                                   -----------   ---------------   ----------------   ----------------
Balance, October 1, 1997.........    405,035     $2.50 to $8.50         $5.95
Granted..........................    318,556     $3.13 to $5.78         $3.82
Exercised........................    (23,000)    $2.50 to $3.50         $2.76
Canceled.........................   (165,025)    $3.50 to $8.50         $6.29
                                    --------
Balance, September 30, 1998......    535,566     $2.50 to $8.50         $4.70
Granted..........................    156,500     $1.38 to $2.89         $1.52
Canceled.........................   (115,625)    $3.13 to $7.00         $4.50
                                    --------
Balance, September 30, 1999......    576,441     $1.38 to $8.50         $5.03
Granted..........................    304,000     $1.13 to $2.31         $1.96
Canceled.........................   (164,931)    $1.50 to $7.00         $3.86
                                    --------
Balance, September 30, 2000......    715,510
                                    ========
                                     573,250     $1.13 to $3.75         $2.29            8.5 years
                                      71,410     $3.76 to $6.13         $5.41            4.9 years
                                      70,850     $6.14 to $8.50         $6.94            3.7 years
                                    --------
                                     715,510     $1.13 to $8.50         $3.06            7.7 years
                                    ========
Exercisable at September 30,
  2000...........................    308,600     $1.38 to $8.50         $4.32
                                    ========
Balance of Shares Reserved for
  Grant at September 30, 2000....    310,097
                                    ========

The weighted average fair value of the stock options granted during fiscal years 2000, 1999 and 1998 were $1.54, $1.03 and $1.88, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended September 30,

                                               2000        1999        1998
                                             --------    --------    --------
Risk-free interest rate..................         5.8%        5.9%        4.8%
Expected volatility......................        69.6%       52.2%       37.9%
Expected life in years...................         9.0         9.0         7.9
Contractual life in years................        10.0        10.0         8.9
Fair value of options granted............    $468,581    $160,620    $597,578

The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plans been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net earnings (loss) and earnings (loss) per share for the fiscal years ended September 30, 2000, 1999 and 1998 would have been as follows:

                                            2000         1999          1998
                                          --------    -----------    ---------
Net earnings (loss):
     As reported........................  $880,139    $(2,235,627)   $(371,955)
     Pro forma..........................  $867,201    $(2,243,113)   $(466,503)
Basic earnings (loss) per share:
     As reported........................  $   0.13    $     (0.32)   $   (0.05)
     Pro forma..........................  $   0.12    $     (0.33)   $   (0.07)
Diluted earnings (loss) per share:
     As reported........................  $   0.13    $     (0.32)   $   (0.05)
     Pro forma..........................  $   0.12    $     (0.33)   $   (0.07)

O. EMPLOYEE STOCK PURCHASE PLAN:

In February 1999, the Company's stockholders approved a stock purchase plan. Under the stock purchase plan, eligible employees may purchase common stock in quarterly offering periods through payroll deductions of up to 25% of compensation. The price per share is 90% of the average market price throughout the quarter but not less than 90% of the lower of the market price at the beginning or end of the market period. The stock purchase plan provides for purchases by employees of up to an aggregate of 500,000 shares. During fiscal years 2000 and 1999, employees purchased 6,260 and 2,004 shares, respectively, pursuant to the stock purchase plan.

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

SUPPLEMENTARY FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                          1ST            2ND            3RD            4TH
                                        QUARTER        QUARTER        QUARTER        QUARTER
                                      -----------    -----------    -----------    ------------
YEAR ENDED SEPTEMBER 30, 2000
Revenues............................  $70,241,235    $68,634,187    $99,186,094    $110,642,625
Gross Profits.......................   16,461,857     15,323,854     20,834,969      23,329,898
Net Earnings (Loss).................  $   331,368    $  (744,263)   $   585,506    $    707,528
                                      ===========    ===========    ===========    ============
Net Earnings (Loss) Per Share.......  $      0.05    $     (0.11)   $      0.08    $       0.10
                                      ===========    ===========    ===========    ============
YEAR ENDED SEPTEMBER 30, 1999
Revenues............................  $61,149,025    $57,227,376    $64,600,629    $ 69,328,727
Gross Profits.......................   17,179,263     15,698,049     16,654,521      17,488,617
Net Earnings (Loss).................  $  (289,126)   $(1,428,692)   $  (533,180)   $     15,371
                                      ===========    ===========    ===========    ============
Net Earnings (Loss) Per Share.......  $     (0.04)   $     (0.21)   $     (0.08)   $       0.00
                                      ===========    ===========    ===========    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

     In accordance with Instruction G(3), the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the Registrant's Definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after September 30, 2000, the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS AND SCHEDULES

The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements

                                                                PAGE(S)
                                                                -------
Report of Deloitte & Touche LLP, Independent Auditors.......        18
Consolidated Balance Sheets -- September 30, 2000 and
  1999......................................................        19
Consolidated Statements of Operations for the years ended
  September 30, 2000, 1999 and 1998.........................        20
Consolidated Statements of Stockholders' Equity for the
  years ended September 30, 2000, 1999 and 1998.............        21
Consolidated Statements of Cash Flows for the years ended
  September 30, 2000, 1999 and 1998.........................     22-23
Notes to Consolidated Financial Statements..................     24-35
Supplementary Financial Information -- Selected Quarterly
  Financial Data (Unaudited)................................        36

(2) Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the financial statements and notes thereto included in this report. Schedules not included below have been omitted because they are not applicable or required or because the required information is not material or is included in the financial statements or notes thereto.

The following schedule for the years ended September 30, 2000, 1999 and 1998 is included in this report:

                                                              PAGE
                                                              ----
Schedule II -- Valuation and Qualifying Accounts............   41

(B) REPORTS ON FORM 8-K

Uni-Marts, Inc. filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended September 30, 2000.

(C) EXHIBITS

 3.1   Amended and Restated Certificate of Incorporation of the
       Company (Filed as Exhibit 3.1 to the Company's Quarterly
       Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference thereto).
 3.2   By-Laws of the Company (Filed as Exhibit 3.2 to the
       Company's Quarterly Report on Form 10-Q for the period ended
       March 30, 1995 and incorporated herein by reference thereto).
 4.1   Form of the Company's Common Stock Certificate (Filed as
       Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1993, File No. 1-11556, and incorporated herein by reference thereto).
10.1   Uni-Marts, Inc. Amended and Restated Equity Compensation
       Plan (Filed as Exhibit 10.1 to the Company's Quarterly
       Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference thereto).
10.2 Uni-Marts, Inc. Retirement Savings & Incentive Plan (Filed as Exhibit 4.2 to the Company's Registration Statement on
       Form S-8, File No. 33-9807, filed on July 10, 1991, and incorporated herein by reference thereto).
10.3   Form of Indemnification Agreement between Uni-Marts, Inc.
       and each of its Directors (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 25,
       1988 Annual Meeting of Stockholders, File No. 0-15164, and incorporated herein by reference thereto).
10.4   Uni-Marts, Inc. Deferred Compensation Plan (Filed as Exhibit
       10.8 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1990, File No. 0-15164, and incorporated herein by reference thereto).
10.5 Uni-Marts, Inc. Performance Unit Plan (Filed as Exhibit 10.9 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).
10.6   Composite copy of Change of Control Agreements between
       Uni-Marts, Inc. and its executive officers (Filed as Exhibit
       10.10 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).
10.7   Uni-Marts, Inc. 1996 Equity Compensation Plan (Filed as
       Exhibit A to the Company's Definitive Proxy Statement for the February 22, 1996 Annual Meeting of Stockholders and incorporated herein by reference thereto).
10.8   Amendment 1998-1 to the Uni-Marts, Inc. Equity Compensation
       Plan (Filed as Exhibit 10.10 to the Annual Report of
       Uni-Marts, Inc. on Form 10-K for the year ended September
       30, 1998 and incorporated herein by reference thereto).
10.9   Amended and Restated Note between Henry D. Sahakian and
       Uni-Marts, Inc. dated January 25, 1999 (Filed as Exhibit
       10.10 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1999 and incorporated herein by reference thereto).
10.10  Loan Agreement between FFCA Acquisition Corporation and
       Uni-Marts, Inc. dated June 30, 1998 (Filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1998 and incorporated herein by reference thereto).
10.11  Uni-Marts, Inc. Employee Stock Purchase Plan (Filed as
       Exhibit A to the Company's Definitive Proxy Statement for the February 25, 1999 Annual Meeting of Stockholders and incorporated herein by reference thereto).
10.12  Loan Agreement between FFCA Acquisition Corporation and Uni
       Realty of Wilkes Barre, L.P. dated April 21, 2000 (Filed as
       Exhibit 20.1 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).
10.13  Loan Agreement between FFCA Funding Corporation and Uni
       Realty of Luzerne, L.P. dated April 21, 2000 (Filed as
       Exhibit 20.2 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).

10.14  Equipment Loan Agreement between FFCA Acquisition
       Corporation and Uni-Marts, Inc. dated April 21, 2000 (Filed as Exhibit 20.3 to the Company's Form 8-K filed on May 8,
       2000 and incorporated herein by reference thereto).
10.15  Equipment Loan Agreement between FFCA Funding Corporation and Uni-Marts, Inc. dated April 21, 2000 (Filed as Exhibit
       20.4 to the Company's Form 8-K filed on May 8, 2000 and
       incorporated herein by reference thereto).
10.16  Revolving Credit Loan Agreement between Provident Bank and
       Uni-Marts, Inc. dated April 20, 2000 (Filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the
       period ended June 29, 2000 and incorporated herein by
       reference thereto).
11     Statement regarding computation of per share earnings.
21     Subsidiaries of the registrant.
23     Consent of Deloitte & Touche LLP.
27     Financial data schedule.
99     Report on Form 11-K.

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

                                          UNI-MARTS, INC.
                                          (Registrant)

                                          By:      /s/ HENRY D. SAHAKIAN
                                            ------------------------------------
                                              Henry D. Sahakian
                                            Chairman of the Board
                                            (Principal Executive Officer)

                                          By:      /s/ N. GREGORY PETRICK
                                            ------------------------------------
                                            N. Gregory Petrick
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)
                                            (Principal Financial Officer)

                                          Dated: December 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

             SIGNATURE                                TITLE                       DATE
             ---------                                -----                       ----

       /s/ HENRY D. SAHAKIAN           Chairman of the Board                December 27, 2000
-----------------------------------
         Henry D. Sahakian

      /s/ M. MICHAEL ARJMAND           Director                             December 27, 2000
-----------------------------------
        M. Michael Arjmand

       /s/ HERBERT C. GRAVES           Director                             December 27, 2000
-----------------------------------
         Herbert C. Graves

      /s/ STEPHEN B. KRUMHOLZ          Director                             December 27, 2000
-----------------------------------
        Stephen B. Krumholz

       /s/ JACK G. NAJARIAN            Director                             December 27, 2000
-----------------------------------
         Jack G. Najarian

     /s/ FRANK R. ORLOSKI, SR.         Director                             December 27, 2000
-----------------------------------
       Frank R. Orloski, Sr.

     /s/ ANTHONY S. REGENSBURG         Director                             December 27, 2000
-----------------------------------
       Anthony S. Regensburg

      /s/ DANIEL D. SAHAKIAN           Director                             December 27, 2000
-----------------------------------
        Daniel D. Sahakian

        /s/ GEROLD C. SHEA             Director                             December 27, 2000
-----------------------------------
          Gerold C. Shea

                        UNI-MARTS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                               COLUMN B           COLUMN C            COLUMN D      COLUMN E
                                                          ADDITIONS
                                                   -----------------------
                                                    CHARGED     CHARGED TO
                                      BALANCE AT       TO         OTHER                    BALANCE AT
                                      BEGINNING    COSTS AND    ACCOUNTS-    DEDUCTIONS-     END OF
DESCRIPTION                           OF PERIOD     EXPENSES     DESCRIBE    DESCRIBE(1)     PERIOD
-----------                           ----------   ----------   ----------   -----------   ----------
YEAR ENDED SEPTEMBER 30, 2000:
Allowance for doubtful accounts.....   $384,900     $ 51,000        $0        $(209,700)    $226,200
                                       ========     ========        ==        =========     ========
YEAR ENDED SEPTEMBER 30, 1999:
Allowance for doubtful accounts.....   $384,900     $ 58,600        $0        $(155,500)    $288,000
                                       ========     ========        ==        =========     ========
YEAR ENDED SEPTEMBER 30, 1998:
Allowance for doubtful accounts.....   $132,600     $304,500        $0        $ (52,200)    $384,900
                                       ========     ========        ==        =========     ========

---------------

(1) Specific account or note receivable written off to allowance.

                        UNI-MARTS, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX

NUMBER                           DESCRIPTION                           PAGE(S)
------   ------------------------------------------------------------  -------
11       Statement regarding computation of per share earnings for
         the years ended September 30, 2000, 1999 and 1998...........    43-44
21       Subsidiaries of the registrant..............................       45
23       Consent of Deloitte & Touche LLP............................       46
27       Financial Data Schedule.....................................       47
99       Report on Form 11-K.........................................    48-63