Form 10-Q
period 2001-01-04
UNI MARTS INC
filed 2001-02-20
CIK 805020

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended---------------January 4, 2001------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from--------------------to--------------------------

Commission file number---------------------- 1-11556--------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes --X--     No-----


7,040,473 Common Shares were outstanding at February 9, 2001.















                       This Document Contains 19 Pages.

                       UNI-MARTS, INC. AND SUBSIDIARIES
                                    INDEX


PART I.  FINANCIAL INFORMATION
------------------------------                                         PAGE(S)
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -
            January 4, 2001 and September 30, 2000                       3-4

           Condensed Consolidated Statements of Operations -
            Quarters Ended January 4, 2001 and December 30, 1999          5

           Condensed Consolidated Statements of Cash Flows -
            Quarters Ended January 4, 2001 and December 30, 1999         6-7

           Notes to Condensed Consolidated Financial Statements          8-11

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         12-14

Item 3.    Quantitative and Qualitative Disclosures About Market
            Risk                                                         15


PART II.   OTHER INFORMATION
----------------------------
Item 6.    Exhibits and Reports on Form 8-K                             15-17

Exhibit Index                                                            19

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       UNI-MARTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 January 4,      September 30,
                                                    2001              2000
                                                ------------      -------------
                                                (Unaudited)

                   ASSETS
CURRENT ASSETS:
  Cash                                          $  5,012,676      $  7,881,674
  Accounts receivable - less allowances of
   $213,500 and $226,200                           4,701,520         6,106,062
  Inventories                                     16,525,728        16,235,721
  Prepaid and current deferred taxes               1,840,838         1,856,208
  Property held for sale                           1,370,891         1,603,421
  Prepaid expenses and other                       1,010,776         1,204,554
  Loan due from officer - current portion             60,000            60,000
                                                ------------      ------------
    TOTAL CURRENT ASSETS                          30,522,429        34,947,640


PROPERTY, EQUIPMENT AND IMPROVEMENTS -
  at cost, less accumulated depreciation and
  amortization of $55,356,600 and
  $53,681,900                                    103,145,139       100,701,217

LOAN DUE FROM OFFICER                                420,000           420,291

NET INTANGIBLE AND OTHER ASSETS                    8,087,699         8,168,366
                                                ------------      ------------
     TOTAL ASSETS                               $142,175,267      $144,237,514
                                                ============      ============

                       UNI-MARTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                 January 4,      September 30,
                                                    2001              2000
                                                ------------     -------------
                                                (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $ 12,680,240      $ 18,400,556
  Gas taxes payable                                3,726,117         3,399,429
  Accrued expenses                                 6,216,755         7,028,709
  Current maturities of long-term debt             2,239,140         2,232,728
  Current obligations under capital leases           385,918           385,918
                                                ------------      ------------
     TOTAL CURRENT LIABILITIES                    25,248,170        31,447,340

LONG-TERM DEBT, less current maturities           77,782,354        74,219,620

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                            689,891           786,205

DEFERRED TAXES                                     3,223,900         2,956,300

DEFERRED INCOME AND OTHER LIABILITIES              5,718,895         5,859,928

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 per share:
    Authorized 15,000,000 shares
    Issued 7,366,154 and 7,361,123
    shares, respectively                             736,615           736,112

  Additional paid-in capital                      23,797,774        23,816,387

  Retained earnings                                7,046,965         6,527,095
                                                ------------      ------------
                                                  31,581,354        31,079,594

  Less treasury stock, at cost - 325,681
    and 333,714 shares of Common Stock,
    respectively                               (   2,069,297)    (   2,111,473)
                                                ------------      ------------
                                                  29,512,057        28,968,121
                                                ------------      ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $142,175,267      $144,237,514
                                                ============      ============










                 See notes to consolidated financial statements

                       UNI-MARTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                              QUARTER ENDED
                                        January 4,      December 30,
                                           2001             1999
                                       -----------      ------------
REVENUES:
 Merchandise sales                     $ 50,481,836      $36,492,633
 Gasoline sales                          58,459,122       33,478,626
 Other income                               676,933          269,976
                                       ------------     ------------
                                        109,617,891       70,241,235
                                       ------------     ------------
COSTS AND EXPENSES:
 Cost of sales                           86,351,210       53,779,378
 Selling                                 16,694,854       12,075,104
 General and administrative               1,870,893        1,553,071
 Depreciation and amortization            1,977,361        1,432,104
 Interest                                 1,936,103          928,210
                                       ------------     ------------
                                        108,830,421       69,767,867
                                       ------------     ------------
EARNINGS BEFORE INCOME TAXES                787,470          473,368
INCOME TAX PROVISION                        267,600          142,000
                                       ------------     ------------
NET EARNINGS                           $    519,870      $   331,368
                                       ============     ============

NET EARNINGS PER SHARE                 $       0.07      $      0.05
                                       ============     ============
DILUTED EARNINGS PER SHARE             $       0.07      $      0.05

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                7,036,310        6,942,957
                                       ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 ASSUMING DILUTION                        7,068,178        6,942,957
                                       ============     ============











            See notes to consolidated financial statements

                       UNI-MARTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                            QUARTER ENDED
                                                      January 4,   December 30,
                                                         2001          1999
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others            $110,794,787   $ 69,870,672
 Cash paid to suppliers and employees              ( 110,678,214) (  69,769,786)
 Dividends and interest received                          22,686         21,320
 Interest paid                                     (   2,382,030) (     875,715)
 Income taxes received                                    15,370         43,717
                                                    ------------   ------------
    NET CASH USED BY OPERATING ACTIVITIES          (   2,227,401) (     709,792)


CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets                    242,429         12,525
 Purchase of property, equipment and
  improvements                                     (   4,260,529)  (  1,624,534)
 Note receivable from officer                                291            262
 Cash advanced for intangible and other
  assets                                           (      60,240)  (     61,186)
 Cash received for intangible and other
  assets                                                   8,648        567,249
                                                    ------------    ----------
    NET CASH USED BY INVESTING ACTIVITIES          (   4,069,401)  (  1,105,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (payments) on revolving credit
  agreement                                              583,007   (    300,000)
 Additional long-term borrowings                       3,624,322      1,067,658
 Principal payments on debt                        (     786,071)  (    335,421)
 Proceeds from issuance of common stock                    6,546             0
                                                    ------------    -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES          3,427,804        432,237
                                                    ------------    -----------
NET DECREASE IN CASH                               (   2,868,998)  (  1,383,239)

CASH:
 Beginning of period                                   7,881,674      1,944,358
                                                    ------------   ------------
 End of period                                      $  5,012,676   $    561,119
                                                    ============   ============

                       UNI-MARTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                  (Unaudited)

                                                       QUARTER ENDED
                                                 January 4,     December 30,
                                                    2001            1999
                                                 ----------     ------------
RECONCILIATION OF NET EARNINGS TO NET CASH
 USED BY OPERATING ACTIVITIES:

NET EARNINGS                                     $  519,870      $   331,368

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
  NET CASH USED BY OPERATING ACTIVITIES:
  Depreciation and amortization                   1,977,361        1,432,104
  Loss on sale of capital assets and other           30,700          118,316
  Changes in assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                           1,404,542      (   270,512)
    Inventories                                (    290,007)         515,988
    Prepaid expenses                                193,778           87,416
   Increase (decrease) in:
    Accounts payable and accrued expenses      (  6,205,582)     ( 2,759,643)
    Deferred income taxes and other
     liabilities                                    141,937      (   164,829)
                                                -----------       ----------
     TOTAL ADJUSTMENTS TO NET EARNINGS         (  2,747,271)     ( 1,041,160)
                                                -----------       ----------
NET CASH USED BY OPERATING ACTIVITIES          ($ 2,227,401)     ($  709,792)
                                                ===========       ==========


























                See notes to consolidated financial statements

                       UNI-MARTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A. FINANCIAL STATEMENTS:

   The consolidated balance sheet as of January 4, 2001, the consolidated statements of operations and the consolidated statements of cash flows for the quarters ended January 4, 2001 and December 30, 1999 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at January 4, 2001 and the results of operations and cash flows for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Certain reclassifications have been made to the September 30, 2000 financial statements to conform to classifications used in fiscal year 2001. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full year.


B. BUSINESS ACQUISITION:

   In the Company's fiscal year 2000, pursuant to an asset purchase agreement, the Company purchased the operating assets of Orloski Service Station, Inc. and its owners (collectively "OSSI") for approximately $42.7 million in cash. The transaction was accounted for as a purchase, and accordingly, operations of the acquired OSSI assets are included in the consolidated financial statements from the date of acquisition.

   The following table summarizes, on an unaudited pro forma basis,the estimated combined statement of operations for the quarter ended December 30, 1999 as though the acquisition took place on October 1, 1999. This pro forma information does not purport to be indicative of the results of operations that would actually have been obtained if the acquisition had been effective on the date indicated.

                                        Quarter Ended
                                         December 30,
                                             1999
                                        -------------
   Revenues                               $92,576,126
   Earnings before income taxes           $   360,566
   Net earnings                           $   216,366
   Pro forma earnings per share           $      0.03

C. INTANGIBLE AND OTHER ASSETS:

   Intangible and other assets consist of the following:

                                            January 4,    September 30,
                                               2001           2000
                                            -----------   -------------
   Goodwill                                  $8,874,157     $ 8,874,157

   Lease acquisition costs                      439,153         439,153

   Noncompete agreements                        250,000         250,000

   Other intangible assets                      165,344         175,395
                                             ----------     -----------
                                              9,728,654       9,738,705

   Less accumulated amortization              2,717,246       2,601,107
                                             ----------     -----------
                                              7,011,408       7,137,598

   Other assets                               1,076,291       1,030,768
                                             ----------     -----------
                                             $8,087,699      $8,168,366
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


D. REVOLVING CREDIT AGREEMENT:

   On April 20, 2000, the Company executed a 3-year secured $10.0 million revolving loan agreement (the "Agreement") with $3.5 million available for letters of credit. At January 4, 2001, $5.3 million was available for borrowings under the Agreement. This Agreement expires on April 19, 2003. Provisions of the Agreement require the maintenance of certain covenants relating to minimum tangible net worth, interest and fixed charge coverage ratios. The Company was in compliance with these covenants as of January 4, 2001. Borrowings of $1.7 million and letters of credit of $3.0 million were outstanding at January 4, 2001. This facility bears interest at the Company's option based on a rate of either prime plus 1% or LIBOR plus 3.0%. The interest rate at January 4, 2001 was 10.5%. The Agreement is collateralized by substantially all of the Company's eligible inventories and eligible receivables and selected properties. The net book value of these selected properties at January 4, 2001 was $2,520,800.

E. LONG-TERM DEBT:
                                                    January 4,   September 30,
                                                        2001          2000
                                                    ----------   -------------
   Mortgage Loan.  Principal and interest will
    be paid in 212 monthly installments.  The
    loan bears interest at 9.08%.  The effective
    interest rate at January 4, 2001 was 10.23%,
    net of unamortized fees of $1,394,363
    ($1,425,995 in 2000).                           $32,816,279    $33,047,242

   Mortgage Loan.  Principal and interest will
    be paid in 233 monthly installments.  The
    loan bears interest at LIBOR plus 3.75%.
    The effective interest rate at January 4,
    2001 was 10.83%, net of unamortized fees of
    $429,185 ($437,653 in 2000).                     21,696,534     21,804,203

   Mortgage Loan.  Principal and interest will
    be paid in 233 monthly installments.  The loan
    bears interest at 10.39%.  The effective
    interest rate at January 4, 2001 was 11.24%,
    net of unamortized fees of $132,699 ($135,298
    in 2000).                                         6,696,078      6,729,704

   Mortgage Loans.  Principal and interest
    are paid in monthly installments.  The loans
    expire in 2009, 2010 and 2020.  Interest
    ranges from the prime rate to LIBOR plus
    3.75%.  The blended interest rate at
    January 4, 2001 was 10.16%.                       6,576,181      3,466,311

   Revolving Credit Agreement.  Interest is paid
    monthly.  The interest rate at January 4,
    2001 was 10.50%.  (See Note D)                    1,726,409      1,143,402

   Equipment Loans.  Principal and interest are
    paid in monthly installments.  The loans
    expire in 2010 and 2011 and bear interest at
    LIBOR plus 3.75%.  The effective interest rate
    at January 4, 2001 was 11.04%, net of
    unamortized fees of $176,533 ($176,414
    in 2000).                                         9,349,975      9,028,276

   Equipment Loan.  Principal and interest will
    be paid in 114 monthly installments.  The loan
    expires in 2010 and bears interest at 10.73%.
    The effective interest rate at January 4, 2001
    was 11.82%, net of unamortized fees of
    $19,816 ($20,713 in 2000).                        1,037,680      1,058,413

   Equipment Loan.  Principal and interest are
    paid in monthly installments.  The loan
    expires in 2001 and bears interest at
    10.00%.                                             122,358        174,797
                                                    -----------    -----------
                                                     80,021,494     76,452,348
   Less current maturities                            2,239,140      2,232,728
                                                    -----------    -----------
                                                    $77,782,354    $74,219,620
                                                    ===========    ===========

    The mortgage loans are collateralized by $67,041,900 of property, at net book value, and the equipment loans are collateralized by $5,052,700 of equipment, at net book value.


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

ITEM 2.
                       UNI-MARTS, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:

                                               QUARTER ENDED
                                         January 4,     December 30,
                                            2001            1999
                                         ----------     ------------
Revenues:
  Merchandise sales                         46.1%           51.9%
  Gasoline sales                            53.3            47.7
  Other income                               0.6             0.4
                                           -----           -----
Total revenues                             100.0           100.0

Cost of sales                               78.8            76.6
                                           -----           -----
Gross profit:
  Merchandise (as a percentage of
   merchandise sales)                       33.2            34.3
  Gasoline (as a percentage of
   gasoline sales)                          10.0            10.9

Total gross profit                          21.2            23.4

Costs and expenses:
  Selling                                   15.2            17.2
  General and administrative                 1.7             2.2
  Depreciation and amortization              1.8             2.0
  Interest                                   1.8             1.3
                                           -----           -----
Total expenses                              20.5            22.7

Earnings before income taxes                 0.7             0.7

Income tax provision                         0.2             0.2
                                           -----           -----
Net earnings                                 0.5%            0.5%
                                           =====           =====

OPERATING DATA (RETAIL LOCATIONS ONLY):
 Average, per store, for stores open
  two full comparable periods:
   Merchandise sales                    $   156,751    $   154,630
   Gasoline sales                       $   211,832    $   186,284
   Gallons of gasoline sold                 165,754        175,788
 Total gallons of gasoline sold          45,637,151     31,584,852
 Gross profit per gallon of
  gasoline                              $     0.128    $     0.116

STORE INFORMATION:
 Company-operated stores                        292            246
 Franchisee-operated stores                       7              9
 Locations with self-service gasoline           238            194

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

BUSINESS ACQUISITION
--------------------
On April 21, 2000, the Company acquired the operating assets and business of Orloski Service Station, Inc. and its affiliates (collectively "OSSI"). OSSI operated a chain of 43 convenience stores in northeastern Pennsylvania. The acquisition has had a significant impact on levels of revenues and expenses in the quarter ended January 4, 2001 in comparison to the quarter ended
December 30, 1999.

QUARTERS ENDED JANUARY 4, 2001 AND DECEMBER 30, 1999
----------------------------------------------------
Total revenues in the quarter ended January 4, 2001 were $109.6 million, an increase of $39.4 million, or 56.1%, compared to total revenues of $70.2 million in the quarter ended December 30, 1999. Merchandise sales grew $14.0 million, or 38.3%, as a result of the stores acquired in April 2000 and a 1.4% comparable sales growth at the Company's stores. The additional stores in operation and a $0.22 increase in the average price per gallon sold, partially offset by a 5.7% decline in comparable gallons sold, were the primary contributors of the $25.0 million, or 74.6%, increase in gasoline sales.

Gross profits on merchandise sales were $16.7 million in the first quarter of fiscal year 2001 compared to $12.5 million in the first quarter of fiscal year 2000. This increase of $4.2 million, or 33.6%, is largely the result of gross profits on merchandise sales at the acquired stores. Gross profits on gasoline grew by $2.2 million, or 59.6%, from $3.6 million in the quarter ended
December 30, 1999 to $5.8 million in the quarter ended January 4, 2001. This increase is primarily due to the sale of an additional 14.1 million gallons of gasoline by the Company and an increase in the gross profit per gallon sold.

Selling expenses were $16.7 million in the quarter ended January 4, 2001 compared to $12.1 million in the same quarter of fiscal year 2000, an increase of $4.6 million. The additional stores in operation and the opening of the Company's first travel center in early December 2000 contributed to the 38.3% increase in selling expenses. General and administrative expense increased by $318,000, or 20.5%, resulting from higher staffing levels due to the additional stores in operation, pay raises granted at the beginning of fiscal year 2001, and incentive programs established by the Company. Depreciation and amortization increased by $545,000, or 38.1%, largely due to the stores acquired by the Company in April 2000. Interest expense increased by $1.0 million in the first quarter of fiscal year 2001 in comparison to the same quarter of fiscal year 2000. This increase is primarily the result of higher borrowing levels to finance the April 2000 acquisition and recent new store construction.

Earnings before income taxes in the quarter ended January 4, 2001 were $787,000 compared to pre-tax earnings of $473,000 in the first quarter ended December 30, 1999. The provision for income taxes was $268,000 in the current fiscal year's first quarter compared to a tax provision of $142,000 in the same quarter of fiscal year 2000. Net earnings for the quarter ended January 4, 2001 were $520,000, or $0.07 per share, compared to net earnings for the quarter ended December 30, 1999 of $331,000, or $0.05 per share.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash to acquire and construct new stores and renovate existing locations.

In the first quarter of fiscal year 2001, the Company had capital expenditures of $4.3 million, including $3.4 million for new store construction and $0.9 million for remodeling and equipping store locations. These expenditures were financed by $3.6 million in secured mortgage and equipment loans and $0.7 million from operating cash flow.

Capital requirements for debt service and capital leases for the remaining three quarters of fiscal year 2001 are approximately $1.9 million. The Company also anticipates capital expenditures of $6.4 million during this period. Management believes that cash from operations and the available credit facilities will be sufficient to meet the Company's obligations for the foreseeable future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


The Company uses its revolving credit facility and its mortgage and equipment loans to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the LIBOR or prime rate.

To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, mortgage loans and equipment loans at January 4, 2001.

                         Fiscal Year of Maturity
                      (dollar amounts in thousands)

                                                                                          Total       Fair
                                                                                          Due At    Value at
                                  2001    2002      2003     2004     2005   Thereafter  Maturity    1/4/01
                                 ------  ------    ------   ------   ------  ----------  --------   --------
Interest-rate sensitive assets:
-------------------------------
  Noninterest-bearing
  checking accounts              $2,439   $   0    $   0    $   0    $   0     $   0      $ 2,439    $ 2,439

  Interest-bearing
  checking accounts              $2,574   $   0    $   0    $   0    $   0     $   0      $ 2,574    $ 2,574
  Average interest rate           5.90%                                                     5.90%
                                 ---------------------------------------------------------------------------
                                 $5,013                                        $ 5,013    $ 5,013
                                  3.03%                                          3.03%       --

Interest-rate sensitive liabilities:
------------------------------------
  Variable-rate borrowings       $  907    $1,203   $3,007   $1,425   $1,587    $29,355    $37,484    $38,090
  Average interest rate           9.83%     9.83%    9.84%    9.80%    9.80%      9.80%      9.80%       --

  Fixed-rate borrowings          $  721    $1,088   $1,143   $1,271   $1,411    $36,903    $42,537    $46,560
  Average interest rate           9.36%     9.36%    9.36%    9.36%    9.36%      9.36%      9.36%       --
                                 ----------------------------------------------------------------------------
                                 $1,628    $2,291   $4,150   $2,696   $2,998    $66,258    $80,021    $84,650
                                  9.58%     9.58%    9.58%    9.56%    9.56%      9.55%      9.55%       --

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

     10.5 Uni-Marts, Inc. Performance Unit Plan (Filed as Exhibit 10.9 to the Annual Report of Uni-Marts, Inc. on Form 10-K for year ended September 30, 1994 and incorporated herein by reference thereto).

     10.6 Composite copy of Change in Control Agreements between Uni-Marts, Inc. and its executive officers (Filed as Exhibit 10.10 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

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

     10.12 Loan Agreement between FFCA Acquisition Corporation and Uni Realty of Wilkes-Barre, L.P. dated April 21, 2000 (Filed as Exhibit 20.1 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).

     10.13 Loan Agreement between FFCA Funding Corporation and Uni Realty of Luzerne, L.P. dated April 21, 2000 (Filed as Exhibit 20.2 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).

     10.14 Equipment Loan Agreement between FFCA Acquisiton Corporation and Uni-Marts, Inc. dated April 21, 2000 (Filed as Exhibit 20.3 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).

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


(b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended January 4, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Uni-Marts, Inc.
                                   --------------------------------
                                              (Registrant)


                                   /S/ HENRY D. SAHAKIAN
Date February 20, 2001             ---------------------------------
     -----------------             Henry D. Sahakian
                                   Chairman of the Board
                                   (Principal Executive Officer)


                                   /S/ N. GREGORY PETRICK
Date February 20, 2001             ---------------------------------
     -----------------             N. Gregory Petrick
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Accounting Officer)
                                   (Principal Financial Officer)

                  UNI-MARTS, INC. AND SUBSIDIARIES
                           EXHIBIT INDEX



Number      Description                                    Page(s)
------      -----------                                    -------
  11        Statement regarding computation of per
            share earnings.                                   20