Form 10-Q
period 2001-04-05
UNI MARTS INC
filed 2001-05-22
CIK 805020

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended----------------April 5, 2001------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from----------------------to------------------

Commission file number-----------------------1-11556--------------------

                               UNI-MARTS, INC.
------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

    Delaware                                                 25-1311379
------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                       Identification No.)


477 East Beaver Avenue, State College, PA                     16801-5690
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                              (8l4) 234-6000
------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

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

7,060,502 Common Shares were outstanding at May 11, 2001.













                  This Document Contains 21 Pages.

                  UNI-MARTS, INC. AND SUBSIDIARIES
                               INDEX


PART I.  FINANCIAL INFORMATION
------------------------------                                             PAGE(S)
Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
            April 5, 2001 and September 30, 2000                             3-4

           Condensed Consolidated Statements of Operations -
            Quarter Ended and Two Quarters Ended
            April 5, 2001 and March 30, 2000                                  5

           Condensed Consolidated Statements of Cash Flows -
            Two Quarters Ended April 5, 2001 and March 30, 2000              6-7

           Notes to Condensed Consolidated Financial Statements              8-11

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             12-15

Item 3.    Quantitative and Qualitative Disclosures
            about Market Risk                                                16

PART II.  OTHER INFORMATION
---------------------------
Item 4.    Submission of Matters to a Vote of Security Holders               17

Item 6.    Exhibits and Reports on Form 8-K                                 17-19

Exhibit Index                                                                21



PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                       UNI-MARTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 April 5,    September 30,
                                                   2001          2000
                                                ---------    -------------
                   ASSETS

CURRENT ASSETS:
  Cash                                        $  3,749,021   $  7,881,674
  Accounts receivable - less allowances of
   $217,600 and $226,200                         4,554,166      6,106,062
  Inventories                                   17,265,552     16,235,721
  Prepaid and current deferred taxes             1,849,418      1,856,208
  Property held for sale                         1,426,495      1,603,421
  Prepaid expenses and other                       792,743      1,204,554
  Loan due from officer - current portion           60,000         60,000
                                              ------------   ------------
    TOTAL CURRENT ASSETS                        29,697,395     34,947,640


PROPERTY, EQUIPMENT AND IMPROVEMENTS -
  at cost, less accumulated depreciation and
  amortization of $56,759,700 and
  $53,681,900                                  103,806,160    100,701,217

LOAN DUE FROM OFFICER                              420,000        420,291

NET INTANGIBLE AND OTHER ASSETS                  7,946,329      8,168,366
                                              ------------   ------------
    TOTAL ASSETS                              $141,869,884   $144,237,514
                                              ============   ============
















                             (Continued)

                        UNI-MARTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                                              April 5,      September 30,
                                                2001            2000
                                            ------------   --------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                          $ 12,977,386   $ 18,400,556
  Gas taxes payable                            3,526,110      3,399,429
  Accrued expenses                             6,716,286      7,028,709
  Current maturities of long-term debt         2,224,035      2,232,728
  Current obligations under capital leases       388,484        385,918
                                            ------------   ------------

    TOTAL CURRENT LIABILITIES                 25,832,301     31,447,340

LONG-TERM DEBT, less current maturities       79,021,636     74,219,620

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                        543,947        786,205

DEFERRED TAXES                                 2,592,400      2,956,300

DEFERRED INCOME AND OTHER LIABILITIES          5,551,136      5,859,928

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 per share:
    Authorized 15,000,000 shares
    Issued 7,386,183 and 7,361,123
    shares, respectively                         738,618        736,112

  Additional paid-in capital                  23,838,279     23,816,387

  Retained earnings                            5,820,864      6,527,095
                                            ------------   ------------
                                              30,397,761     31,079,594
  Less treasury stock, at cost - 325,681
    and 333,714 shares of Common Stock,
    respectively                           (   2,069,297) (   2,111,473)
                                            ------------   ------------
                                              28,328,464     28,968,121
                                            ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                 $141,869,884   $144,237,514
                                            ============   ============





                 See notes to consolidated financial statements

                       UNI-MARTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                    QUARTER ENDED             TWO QUARTERS ENDED
                              April 5,      March 30,      April 5,       March 30,
                                2001          2000           2001           2000
                             -----------   -----------   ------------   ------------
REVENUES:
 Merchandise sales           $47,119,013   $35,406,199   $ 97,600,849   $ 71,898,832
 Gasoline sales               49,242,127    32,566,295    107,701,249     66,044,921
 Other income                    391,676       661,693      1,068,609        931,669
                             -----------   -----------   ------------   ------------
                              96,752,816    68,634,187    206,370,707    138,875,422
                             -----------   -----------   ------------   ------------
COSTS AND EXPENSES:
 Cost of sales                76,419,521    53,310,333    162,770,731    107,089,711
 Selling                      16,375,591    12,347,415     33,070,445     24,422,519
 General and administrative    1,735,744     1,608,790      3,606,637      3,161,861
 Depreciation and amortization 2,031,302     1,446,614      4,008,663      2,878,718
 Interest                      2,048,259       984,198      3,984,362      1,912,408
                             -----------   -----------   ------------   ------------
                              98,610,417    69,697,350    207,440,838    139,465,217
                             -----------   -----------   ------------   ------------

LOSS BEFORE INCOME TAXES    (  1,857,601) (  1,063,163) (   1,070,131) (     589,795)
INCOME TAX BENEFIT          (    631,500) (    318,900) (     363,900) (     176,900)
                             -----------   -----------   ------------   ------------
NET LOSS                    ($ 1,226,101) ($   744,263) ($    706,231) ($    412,895)
                             ===========   ===========   ============   ============

NET LOSS PER SHARE          ($      0.17) ($      0.11) ($       0.10) ($       0.06)
                             ===========   ===========   ============   ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING     7,049,325     6,982,280      7,042,643      6,962,618
                             ===========   ===========   ============   ============


















                See notes to consolidated financial statements

                     UNI-MARTS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   TWO QUARTERS ENDED
                                                April 5,       March 30,
                                                  2001           2000
                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others     $207,515,187    $137,299,458
 Cash paid to suppliers and employees       ( 205,050,740)  ( 136,423,702)
 Dividends and interest received                   43,443          38,405
 Interest paid (net of capitalized interest
   of $263,800 and $0)                      (   4,392,017)  (   1,790,370)
 Income taxes received                              6,790          31,693
                                             ------------    ------------
    NET CASH USED IN OPERATING ACTIVITIES   (   1,877,337)  (     844,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets             328,804         425,073
 Purchase of property, equipment and
  improvements                              (   7,001,402)  (   3,093,957)
 Note receivable from officer                         291               0
 Cash advanced for intangible and other
  assets                                    (      72,406)  (      61,318)
 Cash received for intangible and other
  assets                                           31,017         542,384
                                             ------------    ------------
    NET CASH USED IN INVESTING ACTIVITIES   (   6,713,696)  (   2,187,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing on revolving credit agreement        2,004,651       1,200,000
 Additional long-term borrowings                3,999,063       1,333,658
 Principal payments on debt                 (   1,554,397)  (     681,039)
 Proceeds from issuance of common stock             9,063           2,294
                                             ------------    ------------
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                 4,458,380       1,854,913
                                             ------------    ------------
NET DECREASE IN CASH                        (   4,132,653)  (   1,177,421)

CASH:
 Beginning of period                            7,881,674       1,944,358
                                             ------------    ------------
 End of period                               $  3,749,021    $    766,937
                                             ============    ============



                     UNI-MARTS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (CONTINUED)


                                                     TWO QUARTERS ENDED
                                                   April 5,     March 30,
                                                     2001         2000
                                                  ----------   ----------
RECONCILIATION OF NET LOSS TO NET CASH USED
 IN OPERATING ACTIVITIES:

NET LOSS                                         ($  706,231) ($  412,895)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
  Depreciation and amortization                    4,008,663    2,878,718
  Loss on sale of capital assets and other           161,169      106,109
  Changes in assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                            1,551,896  ( 1,285,043)
    Inventories                                  ( 1,029,831) (    87,806)
    Prepaid expenses                                 411,811  (   130,622)
   Increase (decrease) in:
    Accounts payable and accrued expenses        ( 5,608,912) ( 1,356,045)
    Deferred income taxes and other liabilities  (   665,902) (   556,932)
                                                  ----------   ----------
     TOTAL ADJUSTMENTS TO NET LOSS               ( 1,171,106) (   431,621)
                                                  ----------   ----------
NET CASH USED IN OPERATING ACTIVITIES            ($1,877,337) ($  844,516)
                                                  ==========   ==========





















              See notes to consolidated financial statements

                   UNI-MARTS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. FINANCIAL STATEMENTS:

   The consolidated balance sheet as of April 5, 2001, the consolidated statements of operations and the consolidated statements of cash flows for the quarter ended and two quarters ended April 5, 2001 and March 30, 2000, respectively, have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at April 5, 2001 and the results of operations and cash flows for all periods presented have been made.

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

   The following table summarizes, on an unaudited pro forma basis, the estimated combined statement of operations for the two quarters ended March 30, 2000 as though the acquisition took place on October 1, 1999. This pro forma information does not purport to be indicative of the results of operations that would actually have been obtained if the acquisition had been effective on the date indicated.


                                             Two
                                        Quarters Ended
                                           March 30,
                                             2000
                                        --------------
   Revenues                              $182,727,000
   Loss before income taxes             ($    640,000)
   Net loss                             ($    384,000)
   Pro forma loss per share             ($       0.05)

C. INTANGIBLE AND OTHER ASSETS:

   Intangible and other assets consist of the following:

                                         April 5,   September 30,
                                           2001         2000
                                       ----------   ------------

   Goodwill                            $8,874,157    $8,874,157

   Lease acquisition costs                439,153       439,153

   Noncompete agreements                  250,000       250,000

   Other intangible assets                162,310       175,395
                                       ----------    ----------
                                        9,725,620     9,738,705

   Less accumulated amortization        2,833,348     2,601,107
                                       ----------    ----------
                                        6,892,272     7,137,598

   Other assets                         1,054,057     1,030,768
                                       ----------    ----------
                                       $7,946,329    $8,168,366

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


D. REVOLVING CREDIT AGREEMENT:

   On April 20, 2000, the Company executed a 3-year secured $10.0 million revolving loan agreement (the "Agreement") with $3.5 million available for letters of credit. During the second quarter of fiscal year 2001, the Company amended the Agreement to increase the total credit line to $13.0 million, with $3.5 million available for letters of credit, and amend certain financial covenants. Provisions of the Agreement require the maintenance of certain covenants relating to minimum tangible net worth, interest and fixed charge coverage ratios. Under the amended Agreement, the Company was in compliance with these covenants as of April 5, 2001.
   At April 5, 2001, $6.9 million was available for borrowings under the Agreement. This Agreement expires on April 19, 2003. Borrowings of
   $3.1 million and letters of credit of $3.0 million were outstanding at April 5, 2001. This facility bears interest at the Company's option based on a rate of either prime plus 1.0% or LIBOR plus 3.0%. The interest rate at April 5, 2001 was 9.0%. The Agreement is collateralized by substantially all of the Company's eligible inventories and eligible receivables and selected properties. The net book value of these selected properties at April 5, 2001 was $2,496,300.

E. LONG-TERM DEBT:

                                                          April 5,    September 30,
                                                            2001          2000
                                                        -----------   -------------
   Mortgage Loan.  Principal and interest will be
    paid in 209 monthly installments.  At April 5,
    2001, the coupon rate was 9.08% and the effective
    interest rate was 10.25%, net of unamortized fees
    of $1,394,176 ($1,425,995 in 2000).                 $32,614,259    $33,047,242

   Mortgage Loan.  Principal and interest will be
    paid in 230 monthly installments.  The loan
    bears interest at LIBOR plus 3.75%.  At April 5,
    2001, the coupon rate was 9.33% and the
    effective interest rate was 10.10%, net of
    unamortized fees of $420,716 ($437,653 in 2000).     21,597,338     21,804,203

   Mortgage Loan.  Principal and interest will be
    paid in 230 monthly installments.  At April 5, 2001,
    the coupon rate was 10.39% and the effective
    interest rate was 11.25%, net of unamortized fees
    of $130,099 ($135,298 in 2000).                       6,670,676      6,729,704

   Mortgage Loans.  Principal and interest are paid in
    monthly installments.  The loans expire in 2009,
    2010, 2020 and 2021.  Interest ranges from the
    prime rate to LIBOR plus 3.75%.  At April 5, 2001,
    the blended coupon rate was 9.36% and the
    effective interest rate was 10.01%, net of
    unamortized fees of $118,651 ($0 in 2000).            6,796,482      3,466,311

   Revolving Credit Agreement.  Interest is paid
    monthly.  The interest rate at April 5, 2001 was
    9.00%.  (See Note D)                                  3,148,053      1,143,402

   Equipment Loans.  Principal and interest will be
    paid in monthly installments.  The loans expire
    in 2010 and 2011 and bear interest at LIBOR plus
    3.75%.  At April 5, 2001, the coupon rate was 9.33%
    and the effective interest rate was 10.16%, net of
    unamortized fees of $178,444 ($176,414 in 2000).      9,327,103      9,028,276

   Equipment Loan.  Principal and interest will  be
    paid in 111 monthly installments.  The loan expires
    in 2010.  At April 5, 2001, the coupon rate was
    10.73% and the effective interest rate was 11.81%,
    net of unamortized fees of $18,919
    ($20,713 in 2000).                                    1,021,841      1,058,413

   Equipment Loans.  Principal and interest are paid
    in monthly installments.  The loan expires in 2001
    and bears interest at a rate of 10.00%.                  69,919        174,797
                                                        -----------    -----------
                                                         81,245,671     76,452,348
   Less current maturities                                2,224,035      2,232,728
                                                        -----------    -----------
                                                        $79,021,636    $74,219,620
                                                        ===========    ===========

   The mortgage loans are collateralized by $69,217,900 of property at net book value, and the equipment loans are collateralized by $5,754,600 of equipment, at net book value.


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

ITEM 2.
                  UNI-MARTS, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:

                                    QUARTER ENDED          TWO QUARTERS ENDED
                                 April 5,   March 30,    April 5,     March 30,
                                   2001        2000       2001          2000
                                 --------   ---------    --------     ---------
Revenues:
  Merchandise sales                48.7%        51.6%       47.3%       51.8%
  Gasoline sales                   50.9         47.4        52.2        47.5
  Other income                      0.4          1.0         0.5         0.7
                                  -----        -----       -----       -----
Total revenues                    100.0        100.0       100.0       100.0

Cost of sales                      79.0         77.7        78.9        77.1
                                  -----        -----       -----       -----
Gross profit:
  Merchandise (as a percentage of
   merchandise sales)              32.4         33.1        32.8        33.7
  Gasoline (as a percentage of
   gasoline sales)                  9.5          9.0         9.8        10.0

Total gross profit                 21.0         22.3        21.1        22.9

Costs and expenses:
  Selling                          16.9         18.0        16.0        17.6
  General and administrative        1.8          2.3         1.7         2.3
  Depreciation and amortization     2.1          2.1         2.0         2.0
  Interest                          2.1          1.4         1.9         1.4
                                  -----        -----       -----       -----
Total expenses                     22.9         23.8        21.6        23.3

Loss before income taxes         (  1.9)      (  1.5)     (  0.5)     (  0.4)

Income tax benefit               (  0.7)      (  0.4)     (  0.2)     (  0.1)
                                  -----        -----       -----       -----
Net loss                         (  1.2)%     (  1.1)%    (  0.3)%    (  0.3)%
                                  =====        =====       =====       =====

OPERATING DATA (RETAIL LOCATIONS ONLY):
 Average, per store, for stores open two
  full comparable periods:
   Merchandise sales               $   148,418  $   141,810 $   300,373 $   293,378
   Gasoline sales                  $   179,608  $   173,335 $   390,440 $   358,762
   Gallons of gasoline sold            149,325      148,916     314,558     323,697
 Total gallons of gasoline sold     41,036,492   27,963,860  86,673,643  59,548,712
 Gross profit per gallon of
  gasoline                         $     0.114  $     0.105 $     0.122 $     0.111

STORE INFORMATION:
 Company-operated stores                   292          246         292         246
 Franchisee-operated stores                  7            8           7           8
 Locations with self-service gasoline      237          193         237         193

RESULTS OF OPERATIONS:

Matters discussed below should be read in conjunction with "Operating
Data (Retail Locations Only)" on the preceding page. Certain statements contained in this report are forward looking, such as statements regarding the Company's plans and strategies or future financial performance.
Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors discussed elsewhere in this report, the Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation, general economic, business and market conditions; environmental, tax and tobacco legislation or regulation; volatility of gasoline prices, margins and supplies; merchandising margins; customer traffic; weather conditions; labor costs and the level of capital expenditures.


BUSINESS ACQUISITION
--------------------
On April 21, 2000, the Company acquired the operating assets and business of Orloski Service Station, Inc. and its affiliates (collectively "OSSI"). OSSI operated a chain of 43 convenience stores in northeastern Pennsylvania. The acquisition has had a significant impact on levels of revenues and expenses in the quarter ended April 5, 2001 in comparison to the quarter ended
March 30, 2000 and the two-quarter periods ending on the same dates. Total revenues generated by these locations were $20.2 million and $45.3 million for the quarter ended April 5, 2001 and two quarters ended April, 5, 2001, respectively. Gross profits were $4.7 million for the second fiscal quarter and $10.1 million for the six months ended April 5, 2001.


QUARTERS ENDED APRIL 5, 2001 AND MARCH 30, 2000
-----------------------------------------------
Total revenues in the Company's second fiscal quarter ended April 5, 2001 were $96.8 million compared to total revenues of $68.6 million in the quarter ended March 30, 2000, an increase of $28.1 million, or 41.0%. Merchandise sales increased $11.7 million, or 33.1%, to $47.1 million, compared to merchandise sales of $35.4 million in the second quarter of fiscal year 2000. Additional stores in operation as a result of the Company's April 21, 2000 acquisition of 43 convenience stores, and a 4.7% increase in merchandise sales at stores open during both periods, contributed to the merchandise sales growth. For the second quarter of fiscal year 2001, gasoline sales increased $16.7 million, or 51.2%, to $49.2 million, compared to $32.6 million in the second quarter of fiscal year 2000. While gasoline gallons sold at stores open during both periods were unchanged, total gasoline gallons sold increased by 13.1 million during the quarter. These sales increases were primarily the result of the operation of a larger store base, and a $0.04 increase in the average retail price of gasoline sold during the second quarter of fiscal year 2001. Sales of gasoline and merchandise during the second fiscal quarter were also affected by the harsher than normal weather conditions in the Northeast and the slower economy.

Gross profits on merchandise sales in the quarter ended April 5, 2001 were $15.2 million, an increase of $3.5 million, or 30.0%, over gross profits of $11.7 million in the quarter ended March 30, 2000. This resulted from increased merchandise sales. Gross profit on merchandise sales as a percentage of merchandise sales, however, decreased from 33.1% to 32.4% due to competitive pressures on margins. Gross profits from gasoline sales grew by $1.8 million, or 59.8%, to $4.7 million in the second quarter of fiscal year 2001 from $2.9 million for the same period of fiscal 2000.
The gross profit increase is primarily due to an additional 13.1 million gallons of gasoline sold and a slightly higher gross profit rate per gallon.

Selling expenses were $16.4 million in the quarter ended April 5, 2001 compared to $12.3 million in the quarter ended March 30, 2000, an increase of$4.0 million, or 32.6%, due primarily to the additional stores in operation. General and administrative expense increased by $127,000, or 7.9%, due to higher staffing levels as well as pay increases granted at the beginning of fiscal year 2001. Depreciation and amortization increased by $585,000, or 40.4%, due to an additional 45 stores in operation, store remodels and gasoline facility upgrades. Interest expense increased by $1.1 million due to higher borrowing levels from financing the April 2000 acquisition and new store construction.

The loss before income tax benefit in the quarter ended April 5, 2001 was $1.9 million compared to a loss before income tax benefit of $1.1 million for the quarter ended March 30, 2000. The income tax benefit of these losses was $632,000 in fiscal year 2001 and $319,000 in fiscal year 2000. The net loss for the second quarter of fiscal year 2001 was $1.2 million, or $0.17 per share, compared to a net loss of $744,000, or $0.11 per share, for the second quarter of fiscal year 2000.


TWO QUARTERS ENDED APRIL 5, 2001 AND MARCH 30, 2000
---------------------------------------------------
Total revenues in the first two quarters of fiscal year 2001 were $206.4 million compared to total revenues of $138.9 million in the first two quarters of fiscal year 2000, an increase of $67.5 million, or 48.6%. Merchandise sales were $97.6 million and $71.9 million for the same respective periods, an increase of $25.7 million, or 35.7%. This increase is primarily due to the addition of 43 acquired and 2 newly constructed stores. A 2.4% increase in merchandise sales at stores open during both periods also contributed to the merchandise sales growth. Gasoline sales grew by $41.7 million, or 63.1%, to $107.7 million in the two quarters ended April 5, 2001 compared to gasoline sales of $66.0 million in the two quarters ended March 30, 2000. This increase is also largely due to sales from a higher number of stores in operation as well as a $0.13 increase in the average retail selling price per gallon of gasoline. For the first two quarters of fiscal year 2001, total gasoline gallons sold increased by 27.1 million, while gasoline gallons sold at stores open both periods declined by 2.8%.

Gross profits on merchandise sales grew by $7.7 million, or 31.9%, reflecting profits on the additional merchandise sales, offset by a lower gross profit percentage. Gross profits on gasoline sales increased by $3.9 million, or 59.7%, due to the sale of an additional 27.1 million gallons of gasoline as well as a $0.01 per gallon increase in the gross profit rate.

Selling expenses increased by $8.6 million, or 35.4%, in the first two quarters of fiscal year 2001 compared to the same period of fiscal year 2000 due to the increased number of stores in operation. General and administrative expense increased by $445,000, or 14.1%, due to additional staffing, higher salary levels and incentive programs. Depreciation and amortization increased by $1.1 million, or 39.3%, due to the additional stores acquired and constructed in the prior 12-month period. Interest expense increased by $2.1 million due primarily to higher borrowing levels from acquisition and construction financing.

The Company incurred a loss before income tax benefit of $1.1 million in the first two quarters of fiscal year 2001 compared to a loss before income tax benefit of $590,000 in the first two quarters of fiscal year 2000. The income tax benefit of those losses was $364,000 and $177,000, respectively. The net loss for the two quarters ended April 5, 2001 was $706,000, or $0.10 per share, compared to a net loss of $413,000, or $0.06 per share, for the two quarters ended March 30, 2000. Poor weather conditions throughout the Northeast combined with a declining economy during the second fiscal quarter, adversely affected the Company's financial performance for the first six months of fiscal year 2001.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash to acquire and construct new stores and renovate existing locations.

In the first two quarters of fiscal year 2001, the Company had capital expenditures of $7.0 million, including $5.3 million for new store construction and $1.7 million for remodeling and equipping store locations. These expenditures were financed with $4.0 million of secured mortgage and equipment loans and $3.0 million from existing cash balances. Capital requirements for debt service and capital leases for the remaining two quarters of fiscal year 2001 are approximately $1.1 million. The Company also anticipates capital expenditures of $2.0 million during this period for store remodeling and modernization and new store construction. During the second quarter, the Company amended its revolving credit agreement to increase the total credit line to $13.0 million. Management believes that cash from operations and the available credit facilities will be sufficient to meet the Company's obligations for the foreseeable future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company uses its revolving credit facility and its mortgage and equipment loans to finance a significant portion of its operations and capital expenditures. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the LIBOR or prime rate.

To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, mortgage loans and equipment loans at April 5, 2001.

                        Fiscal Year of Maturity
                     (dollar amounts in thousands)


                                                                                           Total       Fair
                                                                                           Due At    Value at
                                  2001    2002      2003     2004     2005   Thereafter   Maturity    4/5/01
                                -------  ------    ------   ------   ------  ----------   --------   --------
Interest-rate sensitive assets:
------------------------------
  Noninterest-bearing
  checking accounts             $3,419   $    0    $   0    $    0   $    0     $     0    $ 3,419    $ 3,419

  Interest-bearing
  checking accounts             $  330   $    0    $    0   $    0   $    0     $     0    $   330    $   330
  Average interest rate          4.45%                                                       4.45%
                                _____________________________________________________________________________
                                $3,749                                                     $ 3,749    $ 3,749
                                 0.39%                                                       0.39%       --

Interest-rate sensitive liabilities:
-----------------------------------
  Variable-rate borrowings      $  525   $1,457    $4,449   $1,448   $1,612     $29,726    $39,217    $39,935
  Average interest rate          8.82%    8.81%     8.82%    8.80%    8.80%       8.80%      8.80%       --

  Fixed-rate borrowings         $  489   $1,068    $1,123   $1,248   $1,385     $36,716    $42,029    $46,174
  Average interest rate          9.35%    9.35%     9.35%    9.35%    9.35%       9.35%      9.35%       --
                                _____________________________________________________________________________
                                $1,014   $2,525    $5,572   $2,696   $2,997     $66,442    $81,246    $86,109
                                 9.09%    9.09%     9.10%    9.10%    9.10%       9.11%      9.11%       --


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Uni-Marts, Inc. was held on
February 22, 2001 at which the following matters were voted upon:

      (1) Election of three Class II directors to serve until the Annual Meeting of Stockholders in 2004.

      (2)  Ratification of the appointment of independent auditors.

The results of the votes on the matters considered at the Annual Meeting of Stockholders are set forth below:

Election of Directors:

                            Votes      Votes        Broker
                            "For"    "Withheld"    Non-Votes
                          ---------  ----------    ---------
Stephen B. Krumholz       5,386,605     8,116          0
Jack G. Najarian          5,381,150    13,571          0
Anthony S. Regensburg     5,385,940     8,781          0

Class I and Class III directors whose terms of office expire in 2003 and 2002, respectively:

            Class I                  Class III
            -------                  ---------
            Henry D. Sahakian        M. Michael Arjmand
            Herbert C. Graves        Frank R. Orloski, Sr.
            Gerold C. Shea           Daniel D. Sahakian

Ratification of appointment of independent auditors:

                           Votes       Votes       Votes     Broker
                           "For"     "Against"   "Abstain"  Non-Votes
                         ---------   ---------   ---------  ---------
                         5,388,841     4,203       1,677        0


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

     10.17 Amendment to the Revolving Credit Loan Agreement between Provident Bank and the Company dated January 16, 2001.

     10.18 Amendment to the Revolving Credit Loan Agreement between Provident Bank and the Company dated March 31, 2001.

     11      Statement regarding computation of per share loss.


(b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended April 5, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Uni-Marts, Inc
                                           ------------------------------
                                                    (Registrant)



Date May 21, 2001                          /s/ Henry D. Sahakian
     ------------                          ------------------------------
                                           Henry D. Sahakian
                                           Chairman of the Board
                                           (Principal Executive Officer)



Date May 21, 2001                          /s/ N. Gregory Petrick
     ------------                          ------------------------------
                                           N. Gregory Petrick
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)
                                           (Principal Financial Officer)

                  UNI-MARTS, INC. AND SUBSIDIARIES
                           EXHIBIT INDEX



Number     Description
------     -----------

10.17      Amendment to the Revolving Credit Loan
           Agreement between Provident Bank and
           Uni-Marts, Inc. dated January 16, 2001.

10.18      Amendment to the Revolving Credit Loan
           Agreement between Provident Bank and
           Uni-Marts, Inc. dated March 31, 2001.

  11       Statement regarding computation of per
           share loss.