Form 10-Q
period 2001-07-05
UNI MARTS INC
filed 2001-08-17
CIK 805020

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended------------------July 5, 2001-----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from-----------------------to----------------------

Commission file number--------------------------1-11556----------------------

-----------------------------------UNI-MARTS, INC.---------------------------
              (Exact name of registrant as specified in its charter)

----Delaware----------------------------------------------------25-1311379---
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

477 East Beaver Avenue, State College, PA--------------------------16801-5690
(Address of principal executive offices)                           (Zip Code)

----------------------------------(8l4) 234-6000-----------------------------
          (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed sincelast report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes -X-   No--


7,064,808 Common Shares were outstanding at August 10, 2001.






                          This Document Contains 20 Pages.
                                         -1-

                          UNI-MARTS, INC. AND SUBSIDIARIES
                                        INDEX


PART I.  FINANCIAL INFORMATION
------------------------------

                                                                         PAGE(S)
Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
                July 5, 2001 and September 30, 2000                        3-4

               Condensed Consolidated Statements of Operations -
                Quarter Ended and Three Quarters Ended
                July 5, 2001 and June 29, 2000                              5

               Condensed Consolidated Statements of Cash Flows -
                Three Quarters Ended July 5, 2001 and June 29, 2000        6-7

               Notes to Condensed Consolidated Financial Statements        8-11

Item 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       12-15

Item 3.        Quantitative and Qualitative Disclosures
                About Market Risk                                          16


PART II.  OTHER INFORMATION
---------------------------

Item 6.         Exhibits and Reports on Form 8-K                          17-18

Exhibit Index                                                              20

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                          UNI-MARTS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                     July 5,     September 30,
                                                      2001           2000
                                                  ------------   -------------

                              ASSETS
CURRENT ASSETS:
  Cash                                            $  5,959,226   $   7,881,674
  Accounts receivable - less allowances of
   $251,400 and $226,200                             6,196,412       6,106,062
  Inventories                                       17,619,491      16,235,721
  Prepaid and current deferred taxes                 1,934,513       1,856,208
  Property held for sale                             1,046,839       1,603,421
  Prepaid expenses and other                           916,980       1,204,554
  Loan due from officer - current portion                    0          60,000
                                                  ------------   -------------

     TOTAL CURRENT ASSETS                           33,673,461      34,947,640


PROPERTY, EQUIPMENT AND IMPROVEMENTS -
  at cost, less accumulated depreciation and
  amortization of $58,074,100 and
  $53,681,900                                      105,034,144     100,701,217

LOAN DUE FROM OFFICER                                  420,389         420,291

NET INTANGIBLE AND OTHER ASSETS                      7,885,537       8,168,366
                                                  ------------    ------------

    TOTAL ASSETS                                  $147,013,531    $144,237,514
                                                  ============    ============


                                    (CONTINUED)
                                         -3-

                          UNI-MARTS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                     (CONTINUED)


                                                     July 5,     September 30,
                                                      2001           2000
                                                  ------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $ 14,343,368    $ 18,400,556
  Gas taxes payable                                  4,105,337       3,399,429
  Accrued expenses                                   6,266,592       7,028,709
  Current maturities of long-term debt               2,191,031       2,232,728
  Current obligations under capital leases             387,518         385,918
                                                  ------------    ------------
    TOTAL CURRENT LIABILITIES                       27,293,846      31,447,340

LONG-TERM DEBT, less current maturities             81,997,991      74,219,620

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                              454,715         786,205

DEFERRED TAXES                                       2,915,100       2,956,300

DEFERRED INCOME AND OTHER LIABILITIES                5,392,175       5,859,928

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 per share:
    Authorized 15,000,000 shares
    Issued 7,386,183 and 7,361,123
    shares, respectively                               738,618         736,112

  Additional paid-in capital                        23,830,146      23,816,387

  Retained earnings                                  6,447,605       6,527,095
                                                  ------------    ------------
                                                    31,016,369      31,079,594

  Less treasury stock, at cost - 323,275
    and 333,714 shares of Common Stock,
    respectively                                 (   2,056,665)  (   2,111,473)
                                                  ------------    ------------
                                                    28,959,704      28,968,121
                                                  ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $147,013,531    $144,237,514
                                                  ============    ============


                  See notes to condensed consolidated financial statements
                                         -4-

                              UNI-MARTS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                          QUARTER ENDED         THREE QUARTERS ENDED
                                       July 5,      June 29,        July 5,      June 29,
                                        2001          2000           2001          2000
                                   -------------   -----------   ------------  ------------
REVENUES:
 Merchandise sales                 $ 53,734,213    $47,997,857   $151,335,062  $119,896,689
 Gasoline sales                      58,087,908     50,755,430    165,789,157   116,800,351
 Other income                           441,707        432,807      1,510,316     1,364,476
                                    112,263,828     99,186,094    318,634,535   238,061,516

COSTS AND EXPENSES:
 Cost of sales                       88,433,832     78,351,125    251,204,563   185,440,836
 Selling                             16,827,200     14,802,586     49,897,645    39,225,105
 General and administrative           2,021,363      1,623,497      5,628,000     4,785,358
 Depreciation and amortization        2,055,858      1,800,352      6,064,521     4,679,070
 Interest                             1,952,383      1,715,631      5,936,745     3,628,039
 Provision for asset impairment          23,751         56,397         23,751        56,397

                                    111,314,387     98,349,588    318,755,225   237,814,805

NET EARNINGS (LOSS) BEFORE
 INCOME TAXES                           949,441        836,506  (     120,690)      246,711
INCOME TAX PROVISION (BENEFIT)          322,700        251,000  (      41,200)       74,100

NET EARNINGS (LOSS)                $    626,741    $   585,506  ($     79,490) $    172,611

BASIC EARNINGS (LOSS)
  PER SHARE                        $       0.09    $      0.08  ($       0.01) $       0.02

DILUTED EARNINGS (LOSS)
  PER SHARE                        $       0.09    $      0.08  ($       0.01) $       0.02

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            7,062,194      7,008,384      7,049,043     6,977,873

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 ASSUMING DILUTION                    7,097,082      7,069,185      7,083,686     7,003,124







                  See notes to condensed consolidated financial statements
                                            -5-

                          UNI-MARTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                    THREE QUARTERS ENDED
                                                   July 5,       June 29,
                                                    2001           2000
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others        $318,010,331   $237,324,468
 Cash paid to suppliers and employees          ( 311,306,790) ( 223,615,148)
 Dividends and interest received                      61,873         61,481
 Interest paid (net of capitalized
  interest of $287,100 and $0)                 (   6,256,059) (   3,157,063)
 Income taxes (paid) received                  (      78,305)        15,376
                                                ------------   ------------

    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                      431,050     10,629,114

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of business                                   0  (  41,239,924)
 Receipts from sale of capital assets                389,320        492,128
 Purchase of property, equipment and
  improvements                                 (   9,940,190) (   4,147,829)
 Note receivable from officer                         59,902         60,000
 Cash advanced for intangible and other
  assets                                       (     176,485) (     171,650)
 Cash received for intangible and other
  assets                                              56,065        606,793
                                                ------------   ------------
    NET CASH USED IN INVESTING ACTIVITIES      (   9,611,388) (  44,400,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (payments) on revolving credit
  agreement                                        4,768,613  (   1,800,000)
 Additional long-term borrowings                   4,899,776     39,809,551
 Principal payments on debt                    (   2,419,562) (   1,149,623)
 Proceeds from issuance of common stock                9,063          4,338
                                                ------------   ------------
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                    7,257,890     36,864,266
                                                ------------   ------------
NET (DECREASE) INCREASE IN CASH                (   1,922,448)     3,092,898

CASH:
 Beginning of period                               7,881,674      1,944,358
                                                ------------   ------------
 End of period                                  $  5,959,226   $  5,037,256
                                                ============   ============

                          UNI-MARTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                     (CONTINUED)

                                                           THREE QUARTERS ENDED
                                                          July 5,       June 29,
                                                           2001           2000
                                                       -----------     ----------
RECONCILIATION OF NET (LOSS) EARNINGS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:

NET (LOSS) EARNINGS                                   ($    79,490)   $   172,611

ADJUSTMENTS TO RECONCILE NET (LOSS) EARNINGS
 TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                          6,064,521      4,679,070
  Loss on sale of capital assets and other                 309,469        136,986
  Provision for asset impairment                            23,751         56,397
  Changes in assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                               (     90,350)  (  2,913,807)
    Inventories                                       (  1,383,770)  (  2,348,344)
    Prepaid expenses                                       287,574        498,472
   Increase (decrease) in:
    Accounts payable and accrued expenses             (  4,113,397)     8,130,340
    Deferred income taxes and other liabilities       (    587,258)     2,217,389
                                                       -----------    -----------

     TOTAL ADJUSTMENTS TO NET (LOSS) EARNINGS              510,540     10,456,503
                                                       -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES              $   431,050    $10,629,114
                                                       ===========    ===========

Supplemental schedule of noncash investing activities:

Liabilities assumed in acquisition                     $         0    $2,500,000
Fixed assets acquired under capital leases             $         0    $  426,143







              See notes to condensed consolidated financial statements
                                         -7-

                          UNI-MARTS, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

A. FINANCIAL STATEMENTS:

   The condensed consolidated balance sheet as of July 5, 2001, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the quarter ended and three quarters ended July 5, 2001 and June 29, 2000, respectively, have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at July 5, 2001 and the results of operations and cash flows for all periods presented have been made.

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

   The following table summarizes, on an unaudited pro forma basis, the estimated combined statements of operations for the three quarters ended June 29, 2000 as though the acquisition took place on October 1, 1999.
   This pro forma information does not purport to be indicative of the results of operations that would actually have been obtained if the acquisition had been effective on the date indicated.

                                               Three
                                           Quarters Ended
                                              June 29,
                                                2000
                                           --------------

           Revenues                          $286,416,000
           Earnings before income taxes      $    252,000
           Net earnings                      $    151,000
           Pro forma earnings per share      $       0.02

C. INTANGIBLE AND OTHER ASSETS:

   Intangible and other assets consist of the following:

                                         July 5,        September 30,
                                          2001              2000
                                       ----------       -------------

   Goodwill                            $8,874,157          $8,874,157

   Lease acquisition costs                377,933             439,153

   Noncompete agreements                  250,000             250,000

   Other intangible assets                217,750             175,395
                                       ----------          ----------

                                        9,719,840           9,738,705

   Less accumulated amortization        2,887,685           2,601,107
                                       ----------          ----------

                                        6,832,155           7,137,598

   Other assets                         1,053,382           1,030,768
                                       ----------          ----------

                                       $7,885,537          $8,168,366
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


D. REVOLVING CREDIT AGREEMENT:

   On April 20, 2000, the Company executed a 3-year secured $10.0 million revolving loan agreement (the "Agreement") with $3.5 million available for letters of credit. During the second quarter of fiscal year 2001, the Company amended the Agreement to increase the total credit line to $13.0 million, with $3.5 million available for letters of credit, and amend certain financial covenants. Provisions of the Agreement require the maintenance of certain covenants relating to minimum tangible net worth, interest and fixed charge coverage ratios. The Company was in compliance with these covenants as of July 5, 2001. At July 5, 2001, $4.1 million was available for borrowings under the Agreement. This Agreement expires on April 19, 2003. Borrowings of $5.9 million and letters of credit of $3.0 million were outstanding at July 5, 2001. This facility bears interest at the Company's option based on a rate of either prime plus 1.0% or LIBOR plus 3.0%. The interest rate at July 5, 2001 was 7.75%. The Agreement is collateralized by substantially all of the Company's eligible inventories and eligible receivables and selected properties. The net book value of these selected properties at July 5, 2001 was $2,472,000.

E. LONG-TERM DEBT:
                                                      July 5,    September 30,
                                                       2001          2000
                                                   -----------   --------------
   Mortgage Loan.  Principal and interest will
    be paid in 206 monthly installments.  At
    July 5, 2001, the coupon rate was 9.08%
    and the effective interest rate was 10.24%,
    net of unamortized fees of $1,361,966
    ($1,425,995 in 2000).                          $32,439,635     $33,047,242

   Mortgage Loan.  Principal and interest will
    be paid in 227 monthly installments.  The
    loan bears interest at LIBOR plus  3.75%.
    At July 5, 2001, the coupon rate was 7.89%
    and the effective interest rate was 10.09%,
    net of unamortized fees of $412,247,
     ($437,653 in 2000).                           21,403,180       21,804,203

   Mortgage Loan.  Principal and interest will
    be paid in 227 monthly installments.  At
    July 5, 2001, the coupon rate was 10.39%
    and the effective interest rate was   11.25%,
    net of unamortized fees of $127,500
     ($135,298 in 2000).                            6,644,541        6,729,704

   Mortgage Loans.  Principal and interest
    are paid in monthly installments.  The loans
    expire in 2009, 2010, 2020 and 2021.
    Interest ranges from the prime rate to LIBOR
    plus 3.75%.  At July 5, 2001, the blended
    coupon rate was 8.25% and the effective
    interest rate was 9.64%, net of unamortized
    fees of $117,336 ($0 in 2000).                  7,636,557        3,466,311

   Revolving Credit Agreement.  Interest is paid
    monthly.  The interest rate at July 5, 2001
    was 7.75%.  (See Note D)                        5,912,015        1,143,402

   Equipment Loans.  Principal and interest will be
    paid in monthly installments.  The loans
    expire in 2010 and 2011 and bear interest at
    LIBOR plus 3.75%. At July 5, 2001, the blended
    coupon rate was 7.89% and the effective interest
    rate was 10.01%, net of unamortized fees of
    $170,291 ($176,414 in 2000).                    9,130,065        9,028,276

   Equipment Loan.  Principal and interest will be
    paid in 108 monthly installments.  The loan
    expires in 2010.  At July 5, 2001, the coupon
    rate was 10.73% and the effective interest
    rate was 11.80%, net of unamortized fees of
    $18,021 ($20,713 in 2000).                      1,005,549        1,058,413

   Equipment Loan.  Principal and interest are
    paid in monthly installments.  The loan
    expires in 2001 and bears interest at a rate
    of 10.00%.                                         17,480          174,797
                                                  -----------      -----------
                                                   84,189,022       76,452,348
   Less current maturities                          2,191,031        2,232,728
                                                  -----------      -----------

                                                  $81,997,991      $74,219,620
                                                  ===========      ===========
                                        -10-

   The mortgage loans are collateralized by $70,179,800 of property at net book value, and the equipment loans are collateralized by $6,007,100 of equipment, at net book value.


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

ITEM 2.
                              UNI-MARTS, INC. AND SUBSIDIARIES
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the
Company for the periods indicated:
                                          QUARTER ENDED            THREE QUARTERS ENDED
                                       July 5,      June 29,      July 5,       June 29,
                                        2001          2000         2001           2000
                                     -----------   -----------  ------------  ------------
Revenues:
  Merchandise sales                      47.9%        48.4%         47.5%         50.4%
  Gasoline sales                         51.7         51.2          52.0          49.0
  Other income                            0.4          0.4           0.5           0.6
Total revenues                          100.0        100.0         100.0         100.0
                                        -----        -----         -----         -----

Cost of sales                            78.8         79.0          78.8          77.9
                                        -----        -----         -----         -----
Gross profit:
  Merchandise (as a percentage of
   merchandise sales)                    32.1         33.1          32.5          33.5
  Gasoline (as a percentage of
   gasoline sales)                       10.6          8.9          10.1           9.5

Total gross profit                       21.2         21.0         21.2           22.1

Costs and expenses:
 Selling                                 15.0         14.9         15.6           16.5
 General and administrative               1.8          1.6          1.8            2.0
 Depreciation and amortization            1.8          1.8          1.9            2.0
 Interest                                 1.7          1.7          1.9            1.5
 Provision for asset impairment           0.0          0.1          0.0            0.0
                                        -----        -----        -----          -----

Total expenses                           20.3         20.1         21.2           22.0

Earnings (loss) before
 income taxes                             0.9          0.9          0.0            0.1

Income tax provision (benefit)            0.3          0.3          0.0            0.0
                                        -----        -----        -----          -----

Net earnings (loss)                       0.6%         0.6%         0.0%           0.1%
                                        =====        =====        =====          =====

OPERATING DATA (RETAIL LOCATIONS ONLY):
 Average, per store, for stores open
  two full comparable periods:
   Merchandise sales                  $   171,978   $   162,959 $    472,294 $    458,126
   Gasoline sales                     $   205,662   $   195,185 $    591,474 $    547,906
   Gallons of gasoline sold               153,234       156,483      463,637      473,882
 Total gallons of gasoline sold        43,857,879    40,793,444  130,531,508  100,342,155
 Gross profit per gallon of
  gasoline                                $ 0.140   $     0.111  $     0.128 $      0.111

STORE INFORMATION:
 Company-operated stores                      294           289          294          289
 Franchisee-operated stores                     7             7            7            7
 Locations with self-service
  gasoline                                    237           235          237          235

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


BUSINESS ACQUISITION
--------------------

On April 21, 2000, the Company acquired the operating assets and business of Orloski Service Station, Inc. and its affiliates (collectively "OSSI"). OSSI operated a chain of 43 convenience stores in northeastern Pennsylvania. The acquisition has had a significant impact on levels of revenues and expenses in the quarter ended July 5, 2001 in comparison to the quarter ended June 29, 2000 and the three quarter periods ending on the same dates. Total revenues generated by these locations were $23.4 million and $69.3 million for the quarter ended July 5, 2001 and three quarters ended July 5, 2001, respectively. Gross profits at these locations were $5.2 million for the third fiscal quarter and $15.3 million for the nine months ended July 5, 2001.


QUARTERS ENDED JULY 5, 2001 AND JUNE 29, 2000
---------------------------------------------
In the Company's third fiscal quarter ended July 5, 2001, total revenues increased by $13.1 million, or 13.2%, from $99.2 million in the third quarter of fiscal year 2000 to $112.3 million in the third quarter of fiscal year 2001. The primary reasons for this increase were the increase in the average number of stores in noperation due to the acquisition of the OSSI assets discussed above and higher retail prices for gasoline. The Company currently operates five more stores than it did one year ago. The stores acquired in April 2000 were operated by the Company for the entire third quarter of fiscal year 2001 and only ten weeks of the third quarter of fiscal year 2000. Merchandise sales were $53.7 million in the current fiscal year's third quarter compared to $48.0 million in the third quarter of fiscal year 2000, an increase of $5.7 million, or 12.0%. Merchandise sales at stores open for the entire third quarter of each fiscal year increased by 5.5%. Gasoline sales in the quarter ended
July 5, 2001 increased by $7.3 million, or 14.4%, in comparison to the quarter ended June 29, 2000. While gasoline gallons sold at stores open for the entire third quarter of each fiscal year declined by 2.1%, total gallons sold increased by 3.1 million gallons during the quarter. The sales increases were a result of the increase in the average number of stores open during the quarter and a $0.080 increase in the average retail selling price per gallon of gasoline sold during the third quarter of fiscal year 2001.

Gross profits on merchandise sales in the third quarter of fiscal year 2001 were $17.2 million compared to $15.9 million in the same quarter of fiscal year 2000, an increase of $1.3 million, or 8.5%, as a result of higher sales levels. Gross profits on merchandise sales as a percentage of merchandise sales, however, declined from 33.1% to 32.1% due to an increased mix of competitively priced products. Gross profits on gasoline sales grew by $1.6 million, or 36.2%, from
4.5 million in the quarter ended June 29, 2000 to $6.1 million in the quarter ended July 5, 2001. While the sale of an additional 3.1 million gallons in fiscal year 2001 contributed to this increase, the primary reason for the increase is a $0.03 increase in the gross profit per gallon sold.

Selling expenses increased by $2.0 million, or 13.7%, in the third quarter of fiscal year 2001 to $16.8 million from $14.8 million, due primarily to the increase in the average number of stores in operation. General and administrative expense increased by $398,000, or 24.5%, due primarily to increased salary and staffing levels as well as higher provisions for franchise and state sales taxes. Depreciation and amortization increased by $256,000, or 14.2%, as a result of new store construction, store remodels, gasoline facility upgrades and, in the current year, a full quarter of depreciation of the stores acquired in April 2000. Although interest rates on the Company's variable-rate debt have declined, interest expense increased by $237,000, or 13.8%, due to higher borrowing levels.

Earnings before income taxes in the quarter ended July 5, 2001 were $949,000, an increase of $113,000, or 13.5%, from pre-tax earnings of $836,000 in the quarter ended June 29, 2000. The provision for income taxes increased by $72,000 for the same period. The Company had net earnings of $627,000, or $0.09 per share, in the quarter ended July 5, 2001 compared to net earnings of $586,000, or $0.08 per share, in the quarter ended June 29, 2000.


THREE QUARTERS ENDED JULY 5, 2001 AND JUNE 29, 2000
---------------------------------------------------

The Company's total revenues in the first three quarters of fiscal year 2001 were $318.6 million compared to $238.1 million in the first three quarters of fiscal year 2000, an increase of $80.6 million, or 33.8%. The increase is the result of additional stores in operation in the current fiscal year and higher retail selling prices for gasoline. Merchandise sales grew by $31.4 million, or 26.2%. Merchandise sales at stores open during both periods
increased by 3.1%.  Gasoline sales increased by $49.0 million, or    41.9%,
due primarily to the sale of an additional 30.2 million gallons of gasoline and a retail price increase of $0.106 per gallon sold.

Gross profits on merchandise sales in the three quarters ended July 5, 2001 were $9.1 million, or 22.6%, higher than in the three quarters ended June 29, 2000. This increase is the result of the higher sales levels due to the increased number of stores in operation during the period. The gross profit rate declined from 33.5% to 32.5% in the current fiscal year, reflecting increased sales at the Company's discount tobacco stores. Gross profits on gasoline sales grew by $5.6 million, or 50.1%, in the first three quarters of fiscal year 2001 versus the comparable period in fiscal year 2000. This increase is due both to the sale of an additional 30.2 million gallons and a $0.017 increase in the gross profit per gallon sold.

Selling expenses increased in the current year by $10.7 million, or 27.2%, as a result of additional stores in operation in fiscal year 2001. The stores acquired in April 2000 were operated for the entire first three quarters of fiscal year 2001 and only ten weeks of the comparable period of fiscal year 2000. General and administrative expense grew by $843,000, or 17.6%, in the first three quarters of the current year, primarily due to additional staffing, higher salary levels and incentive programs. Due to the acquired assets and newly constructed stores in fiscal year 2001, depreciation and amortization increased by $1.4 million, or 29.6%. Interest expense increased by $2.3 million, or 63.6%, due to higher borrowing levels from construction and acquisition financing.

The Company incurred a pre-tax loss in the first three quarters of fiscal year 2001 of $121,000 compared to pre-tax earnings of $247,000 in the same period of fiscal year 2000. The income tax benefit of the loss in the current year was $41,000 compared to a provision for income taxes of $74,000 in the prior year. The net loss in the first three quarters of fiscal year 2001 was $79,000, or $0.01 per share, compared to net earnings in the first three quarters of fiscal year 2000 of $173,000, or $0.02 per share.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash to acquire and construct new stores and renovate existing locations.

In the first three quarters of fiscal year 2001, the Company had capital expenditures of $9.9 million, including $6.1 million for new store construction and $3.8 million for remodeling and modernizing existing store locations. These expenditures were financed with $5.2 million of secured mortgage and equipment loans and $4.7 million from existing cash balances. Capital requirements for debt service and capital leases for the remaining quarter of fiscal year 2001 are approximately $0.7 million. The Company also anticipates capital expenditures of $0.3 million during this period for store remodeling. During the second quarter, the Company amended its revolving credit agreement to increase the total credit line to $13.0 million. Management believes that cash from operations and the available credit facilities will be sufficient to meet the Company's obligations for the foreseeable future.

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

To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, mortgage loans and equipment loans at July 5, 2001.

                                              Fiscal Year of Maturity
                                           (dollar amounts in thousands)


                                                                                            Total      Fair
                                                                                            Due At   Value at
                                     2001     2002     2003    2004    2005    Thereafter  Maturity   7/5/01
                                    ------   -------  ------- ------  ------   ----------  --------   ------
Interest-rate sensitive assets:
-------------------------------
  Noninterest-bearing
  checking accounts                 $3,719   $    0   $    0  $    0  $    0    $     0    $ 3,719    $ 3,719

  Interest-bearing
  checking accounts                 $2,240   $    0   $    0  $    0  $    0    $     0    $ 2,240    $ 2,240
  Average interest rate              3.25%                                                   5.90%       --
                                    -------------------------------------------------------------------------
                                    $5,959                                                 $ 5,959    $ 5,959
                                     1.22%                                                   0.43%       --

Interest-rate sensitive liabilities:
------------------------------------
  Variable-rate borrowings          $  392   $2,358   $7,213  $1,448  $1,612    $29,368    $42,391    $43,091
  Average interest rate              7.86%    7.86%    7.86%   7.88%   7.88%      7.88%      7.88%       --

  Fixed-rate borrowings             $  243   $1,069   $1,123  $1,248  $1,385    $36,730    $41,798    $44,758
  Average interest rate              9.36%    9.36%    9.36%   9.36%   9.36%      9.36%      9.36%       --
                                    -------------------------------------------------------------------------
                                    $  635   $3,427   $8,336  $2,696  $2,997    $66,098    $84,189    $87,849
                                     8.60%    8.61%    8.62%   8.69%   8.70%      8.70%      8.70%       --



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

     10.8 Amendment 1998-1 to the Uni-Marts, Inc. Equity Compensation Plan (Filed as Exhibit 10.10 to the Annual Report of Uni Marts, Inc. on Form 10-K for the year ended September 30, 1998 and incorporated herein by reference thereto).

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

     10.17 Amendment to the Revolving Credit Loan Agreement between Provident Bank and the Company dated January 16, 2001 (Filed as
              Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the period ended April 5, 2001 and incorporated herein by reference thereto).

     10.18 Amendment to the Revolving Credit Loan Agreement between Provident Bank and the Company dated March 31, 2001 (Filed as
              Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended April 5, 2001 and incorporated herein by reference thereto).

     11       Statement regarding computation of per share earnings (loss).


(b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended July 5, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 Uni-Marts, Inc.
                                       ---------------------------------
                                                  (Registrant)



Date August   2001                     /s/ Henry D. Sahakian
     -------------                     ---------------------------------
                                       Henry D. Sahakian
                                       Chairman of the Board (Principal
                                        Executive Officer)



Date August   2001                     /s/ N. Gregory Petrick
     -------------                     ---------------------------------
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