Form 10-K
period 2001-09-30
UNI MARTS INC
filed 2001-12-21
CIK 805020

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal year ended September 30, 2001

                                      OR

 [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the transition period from       to
                                               -----    -----

                        Commission file number 1-11556

                                UNI-MARTS, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 25-1311379
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

       477 East Beaver Avenue,                         16801-5690
          State College, PA                            (Zip Code)
   (Address of principal executive
              offices)

       Registrant's telephone number, including area code (814) 234-6000

          Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
             Title of each class           on which registered
             -------------------         -----------------------
          Common Stock, $.10 Par Value    American Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Aggregate market value of the voting stock which consists solely of shares of common stock held by non-affiliates of the registrant as of December 5, 2001 computed by reference to the closing sale price of the registrant's common stock on such date: $12,739,694.

   7,072,546 shares of Common Stock were outstanding at December 5, 2001.

                       This Document Contains 45 Pages.

                                    PART I.

ITEM 1. BUSINESS.

Company Overview

   Uni-Marts, Inc. (the "Company" or "Uni-Marts") is an independent operator of convenience stores and discount tobacco stores. All references in this report to the Company include its consolidated subsidiaries. At September 30, 2001, the Company operated 300 convenience stores and Choice Cigarette Discount Outlets ("Choice") in Pennsylvania, New York, Delaware, Maryland and Virginia, of which 237 stores sold gasoline. See "Business--Merchandising and Marketing." Most of the stores are located in small towns and rural locations where costs of operation are generally lower than in urban areas. The Company grew primarily through acquisitions and new store construction. Many of the acquired stores are located in urban and suburban areas and are generally leased on a long-term basis.

   In the fiscal year ended September 30, 2000, the Company purchased the operating assets and business of Orloski Service Station, Inc. ("OSSI") for $42.7 million. OSSI was the operator of a 43-store chain of convenience stores and gasoline dispensing stations in northeastern Pennsylvania. The acquisition included 39 owned facilities and eight leased locations. Two of the properties are leased to third-party gasoline retailers and two sites were acquired for development.

   The Company currently purchases gasoline for 77 locations from Amoco, Exxon, Mobil and Texaco and from other independent suppliers for 159 locations. Gasoline is sold at one location on a commission basis.

   The size of the Company's stores generally ranges from approximately 1,200 to 3,300 square feet with newly constructed stores generally having over 3,000 square feet. The Company's largest location is 12,800 square feet in size. Typically, the stores offer a complete line of over 3,000 popular consumer items. In addition, the Company offers products designed to increase store traffic, such as branded fast foods, as well as services including lottery tickets and automated teller machines ("ATMs").

   The Company commenced its convenience store operations in 1972 and was incorporated in Delaware in 1977. In 1986, the Company's shares were distributed in a tax-free spin-off to the holders of the stock of Unico Corporation, formerly the Company's parent.

   The Company's executive offices are located at 477 East Beaver Avenue, State College, PA 16801-5690, its phone number is (814) 234-6000, and the website is www.uni-mart.com.

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

   Recent competitive trends across many retail sectors are having a positive influence on the convenience store industry as it changes the typical convenience store's merchandise mix in reaction to market conditions and customer preferences. In addition, convenience stores compete not only with other convenience stores, but with gasoline distributors which have converted retail outlets to convenience stores. To compete for a broader customer base, convenience stores are increasing the variety and quality of their food service products, adding new services and improving store layouts to attract new customers. Convenience store operators are also continuing to focus on the improvement of gasoline dispensing facilities and increased customer services. In addition, many convenience store operators are remodeling existing sites and opening new locations.

Strategy

   In fiscal year 2001, the Company continued to evaluate its strategies to enhance its current operations. The Company's key strategies include the following:

   Emphasis on Merchandising and Marketing. The Company has enhanced its category maintenance capabilities to deliver appealing, high-quality, reasonably-priced packaged products. Food service products are being developed to lower employee involvement in preparation, ease customer efforts in selection and reduce transaction time. The Company also continues to expand its proprietary food product lines.

   Upgrade Business Process Efficiency. The Company is in the process of updating its business systems and technology to streamline key business processes. Completion of this process will allow more effective and efficient store management and provide greater flexibility to respond quickly to marketplace changes.

   Ongoing Evaluation of Store Locations. The Company continues to evaluate existing stores based on their historical contribution to corporate profitability and will consider underperforming stores for closure or may invest in facility upgrades to enhance their performance.

   In addition, the Company is continuing its emphasis on customer satisfaction, upgrading retail gasoline facilities and developing stores in small towns and rural areas.

Merchandising and Marketing

   The Company's merchandising and marketing programs are designed to promote convenience through store location, hours of operation, parking, customer service, product selection and checkout procedures. Store hours are intended to meet customer needs and the characteristics of the community in which each store is located. Approximately 55% of the Company's convenience stores are open 24 hours per day, while the majority of the remaining stores are open from 5:00 a.m. to 12:30 a.m. To alleviate checkout congestion, most of the Company's products and services are sold on a self-service basis. Most Company stores provide parking for customers.

   Uni-Marts has a merchandising and marketing department, which develops and implements promotional and advertising programs, sometimes in conjunction with suppliers. In fiscal year 2001, the Company utilized television, radio, billboard and newspaper advertising media to generate sales, increase customer traffic and promote the Company's name and image. The Company maintains an employee training program that emphasizes the importance of service to customers and the development of merchandising and marketing skills for its store managers and store personnel.

   Convenience Store Merchandise Sales. The Company's stores offer dry grocery items, health and beauty aids, newspapers and magazines, dairy products, candy, frozen foods, beverages, tobacco products, fountain drinks and freshly-ground coffee and cappuccino products. In recent years, the Company has emphasized new merchandise products such as prepared foods and proprietary fast foods to increase sales volume and customer traffic. In addition, the Company continues to add customer services, such as ATMs, prepaid telephone cards, and lottery ticket and money order sales, all of which are designed to increase customer traffic. Many stores also offer a variety of prepared and self-service fast foods, including freshly made sandwiches, roller grill items, pizzas, nachos, and thaw and serve baked goods.

   Convenience Store Gasoline Sales. Convenience store operations and merchandise sales are enhanced by self-service gasoline facilities, which the Company plans to include in as many new locations as possible. Sales of gasoline products at the Company's stores are affected by wholesale and retail price volatility, competition and marketing decisions. At September 30, 2001, the Company had 237 locations offering gasoline, with 141 of these locations also offering kerosene and 19 offering diesel fuel.

   The Company offers Amoco gasoline at 35 locations, Exxon gasoline at 23 locations, Mobil gasoline at 11 locations, Texaco gasoline at 8 locations and Uni-Mart branded gasoline at 159 locations. One location sells branded gasoline on a commission basis.

   Choice Cigarette Discount Outlets. During fiscal year 2001, the Company converted 22 underperforming convenience store locations to discount tobacco stores operating under the name of Choice Cigarette Discount Outlets. At September 30, 2001, the Company operated 64 Choice stores, with 47 of these locations offering gasoline. The Company expects to sell gasoline at these converted locations if gasoline was sold there prior to conversion. Other convenience store locations will be converted if conditions warrant. In general, profitability has improved at locations converted to Choice stores due to lower operating costs.

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

   Franchises. At September 30, 2001, the Company had seven franchise stores which operate under various franchise agreements. Under all franchise agreements, the franchisee pays a royalty, which varies depending upon the agreement and whether the Company or the franchisee owns the convenience food-store equipment. The royalty is based on the store's merchandise sales volume.

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

   Dealers. At September 30, 2001, the Company supplied gasoline to 19 dealers on a commission basis. Sales at these locations represented approximately 5% of the Company's gasoline volume in fiscal year 2001.

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

Distribution and Supply

   All stores are serviced at least weekly by vendors. The Company does not distribute products to its stores itself. In order to minimize costs and facilitate deliveries, the Company utilizes a single wholesale distributor for most in-store merchandise, pursuant to a four-year supply agreement that expires in July 2004. The Company believes that it could easily replace this distributor with one or more other distributors. Certain products, such as bakery items, dairy products, snacks, soft drinks, magazines and perishable products, are distributed by wholesale route salespeople. As part of the sale of its dairy operation in fiscal 1994, the Company entered into a 10-year supply agreement with the purchaser which provides for the Company's purchase of all dairy products sold at most of its Pennsylvania stores. In fiscal year 1998, the Company entered into 10-year gasoline supply agreements with Exxon and Mobil for stores that sell approximately 23% of the Company's gasoline volume. In fiscal year 2000, the Company entered into agreements with Amoco and Texaco as part of the purchase of the OSSI stores. Sales at these branded locations represented approximately 24% of the Company's gasoline volume in fiscal year 2001. Gasoline is purchased for the remaining stores from various suppliers. Should a gasoline shortage occur, the Company's sales of gasoline could be adversely affected.

Management Controls and Information Systems

   In fiscal year 2000 the Company initiated a multi-year program to improve the efficiency of its operational process and management controls through a program of process reengineering and investment in information systems. These systems are designed to improve the timeliness and accuracy of management information, reduce paperwork and enhance pricing, inventory and cash controls. At September 30, 2001, the Company had installed this back office system in 91 stores. The Company has budgeted $0.6 million in fiscal year 2002 to expand the back office system to 150 stores.

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

Competition

   The convenience store industry is highly competitive, fragmented and regionalized. It is characterized by a few large companies, some medium-sized companies, such as the Company, and many small, independent companies. Several competitors are substantially larger and have greater resources than the Company. The Company's primary competitors include national chains such as A-Plus and 7-Eleven and regional chains such as Sheetz, WaWa, Turkey Hill and Co/Go. The Company also competes with other convenience stores, small supermarkets, grocery stores and major and independent gasoline distributors who have converted units to convenience stores.

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

   The Company has spent substantial amounts of money in prior years to upgrade its underground storage tanks to meet the applicable standards and requirements. In fiscal year 2002, the Company does not expect expenditures to maintain environmental compliance at its locations to have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company has adopted a program to ensure that new gasoline installations comply with federal and state regulations and that existing locations are upgraded if required under these regulations. Management believes that the Company is currently in material compliance with all applicable federal and state environmental laws and regulations.

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

   A significant portion, approximately 40%, of the Company's merchandise sales is derived from the sale of cigarettes at its locations. If the government were to impose significant additional regulations or restrictions on the sale of tobacco products, it could have a material adverse effect on the Company.

   Management believes that the Company is currently in material compliance with all applicable federal and state laws and regulations.

Trademarks

   The name "UNI-MART" and the Company's UNI-MART logo were registered with the U.S. Patent and Trademark Office as of May 13, 1997, and are owned by and licensed from Uni-Marts of America, Inc., a wholly owned subsidiary of the Company.

Employees

   As of September 30, 2001, the Company had approximately 2,650 employees, approximately 1,200 of whom were full-time. The Company believes that its employee relations are good. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES.

   The following table sets forth certain information with respect to administrative and storage facilities owned or leased by the Company as of September 30, 2001:

                          Type of  Square
   Location              Ownership Footage Use
   --------              --------- ------- ---
   State College, PA....  Leased   26,500  Administrative offices
   State College, PA....   Owned    5,400  Administrative offices
   Oak Hall, PA.........  Leased   19,400  Storage facility
   Pittsburgh, PA.......  Leased    2,700  Regional office and storage facility
   Camp Hill, PA........  Leased    3,700  Regional office and storage facility
   Bradford, PA.........  Leased      500  Regional office
   Wilkes-Barre, PA.....  Leased   10,900  Regional office
   Wilkes-Barre, PA.....  Leased   16,000  Maintenance warehouse

   The Company's above-referenced leased administrative offices and storage facility in State College and Oak Hall, Pennsylvania, respectively, are leased from HFL Corporation. HFL Corporation is controlled by Henry D. Sahakian, the Company's Chairman of the Board and Chief Executive Officer, and his brother, Daniel D. Sahakian, a Director of the Company.

   Of the Company's 300 locations, 168 are owned by the Company, nine are leased from affiliated parties and 123 are leased from unaffiliated parties. Most leases are for initial terms of five to ten years with renewal terms of five years available at the Company's option. Under most leases, the Company is responsible for the payment of insurance, taxes and maintenance. Of the leased locations, six are subleased to franchisees. The Company also owns two gasoline service stations, which are leased to unaffiliated operators. As of September 30, 2001, the Company had one store under construction.

   The Company's store leases expire as follows:

             Fiscal year of
            lease expiration (1)   Number of facilities
            --------------------   --------------------
              2002                           8
              2003                           8
              2004                           8
              2005                           5
              2006 and later               103

--------
(1) Most of the Company's leases have one or more renewal options at an agreed upon rental or fair market rental at the end of their initial terms.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

   The Company's Common Stock is listed on the American Stock Exchange under the symbol "UNI." The transfer agent and registrar for shares of the Company's Common Stock is Mellon Investor Services LLC, Ridgefield Park, New Jersey. As of December 5, 2001, the Company had 7,072,546 shares of its Common Stock outstanding.

   Set forth below is a table which shows the high and low sale prices as reflected on the American Stock Exchange and dividends paid on Common Stock for each quarter in the two most recent fiscal years.

                                                  First  Second   Third  Fourth
                                                 Quarter Quarter Quarter Quarter
                                                 ------- ------- ------- -------
2001
 Cash Dividends per share.......................  $0.00   $0.00   $0.00   $0.00
 Price Range:
  High..........................................  $2.13   $2.30   $1.99   $2.99
  Low...........................................  $1.38   $1.50   $1.75   $1.75

2000
 Cash Dividends per share.......................  $0.00   $0.00   $0.00   $0.00
 Price Range:
  High..........................................  $1.50   $4.13   $2.81   $2.31
  Low...........................................  $0.69   $0.75   $1.94   $1.75

   In April 1997, the Company's Board of Directors elected to temporarily suspend the quarterly dividends on its Common Stock. There can be no assurance of future dividends because they are dependent not only on future earnings, but also on the Company's capital requirements, loan covenants and financial condition. Certain of the Company's debt agreements contain loan covenants that restrict the payment of dividends without the lender's prior consent or require the maintenance of minimum net worth levels. See Footnotes G and H to the Consolidated Financial Statements included in this report.

   At December 5, 2001, the Company had approximately 346 stockholders of record of Common Stock. The Company believes that approximately 44 percent of its Common Stock is held in street or nominee names.

ITEM 6. SELECTED FINANCIAL DATA.

                     SELECTED CONSOLIDATED FINANCIAL DATA
    (In thousands, except per share, per gallon and number of stores data)

   The following table of selected consolidated financial data of the Company, except for Operating Data, has been derived from the financial statements and related notes of the Company which have been audited by Deloitte & Touche LLP, Independent Auditors, as indicated in their report relating to the fiscal years ended September 30, 2001, 2000 and 1999, and as of September 30, 2001 and 2000, included elsewhere in this report. The data should be read in conjunction with the financial statements, related notes and other financial information included elsewhere in this report.

                                      Fiscal Year Ended September 30,
                                ----------------------------------------------
                                  2001     2000     1999      1998      1997
                                -------- -------- --------  --------  --------
Statements of Operations Data:
 Sales and other income by the
  Company and its franchisees:
   Merchandise sales........... $204,580 $172,209 $146,718  $154,097  $188,936
   Gasoline sales..............  215,796  174,586  103,418   109,425   160,701
   Other income................    1,890    1,909    2,170     2,847     2,563
                                -------- -------- --------  --------  --------
    Total......................  422,266  348,704  252,306   266,369   352,200
 Cost of sales.................  332,003  272,754  185,285   194,704   267,325
                                -------- -------- --------  --------  --------
 Gross profit..................   90,263   75,950   67,021    71,665    84,875
 Selling.......................   66,260   55,334   52,569    54,267    69,271
 General and administrative....    7,264    6,731    7,509     6,981     8,181
 Depreciation and
  amortization.................    8,140    6,652    5,968     6,388     7,339
 Interest......................    7,797    5,621    3,951     4,042     4,234
 Provision for loss on
  disposal.....................        0        0        0         0     1,625
 Provision for asset
  impairment...................       54      160      208       352     1,063
                                -------- -------- --------  --------  --------
 Earnings (loss) before income
  taxes, extraordinary item and
  cumulative effect of
  accounting change............      748    1,452   (3,184)     (365)   (6,838)
 Income tax provision
  (benefit)....................      297      572     (948)     (237)   (2,262)
                                -------- -------- --------  --------  --------
 Earnings (loss) before
  extraordinary item and
  cumulative effect of
  accounting change............      451      880   (2,236)     (128)   (4,576)
 Extraordinary item-loss from
  debt extinguishment, net of
  income tax benefit of $126...        0        0        0      (244)        0
 Cumulative effect of
  accounting change, net of
  income tax benefit of $726...        0        0        0         0    (1,468)
                                -------- -------- --------  --------  --------
 Net earnings (loss)........... $    451 $    880 $ (2,236) $   (372) $ (6,044)
                                ======== ======== ========  ========  ========

                                      Fiscal Year Ended September 30,
                                ----------------------------------------------
                                  2001     2000     1999      1998      1997
                                -------- -------- --------  --------  --------
 Earnings (loss) per share
  before extraordinary item and
  cumulative effect of
  accounting change............ $   0.06 $   0.13 $  (0.32) $  (0.02) $  (0.69)
 Loss per share from
  extraordinary item...........     0.00     0.00     0.00     (0.03)     0.00
 Loss per share from cumulative
  effect of accounting change..     0.00     0.00     0.00      0.00     (0.22)
                                -------- -------- --------  --------  --------
 Net earnings (loss) per
  share........................ $   0.06 $   0.13 $  (0.32) $  (0.05) $  (0.91)
                                ======== ======== ========  ========  ========
 Dividends per share........... $   0.00 $   0.00 $   0.00  $   0.00  $   0.06
                                ======== ======== ========  ========  ========
 Weighted average shares
  outstanding..................    7,053    6,989    6,887     6,764     6,642
                                ======== ======== ========  ========  ========

Operating Data (Retail
 Locations Only):
 Average, per store, for stores
  open two full years:
  Merchandise sales............ $    648 $    606 $    552  $    492  $    474
  Gasoline sales............... $    770 $    754 $    520  $    492  $    526
  Gallons of gasoline sold.....      618      635      623       566       496
 Gross profit per gallon of
  gasoline..................... $  0.128 $  0.115 $  0.103  $  0.108  $  0.112
 Total gallons of gasoline
  sold.........................  174,160  144,924  122,130   123,144   150,005

Store Information:
 Company-operated stores.......      293      291      246       265       369
 Franchisee-operated stores....        7        7       10        11        32
 Locations with self-service
  gasoline.....................      237      237      194       206       299

Balance Sheet Data:
 Working capital............... $  7,229 $  3,500 $   (541) $  1,590  $    727
 Total assets..................  148,631  144,238   88,475    95,009   113,594
 Long-term obligations.........   81,273   75,006   34,141    34,322    40,386
 Stockholders' equity..........   29,493   28,968   27,946    30,040    29,547

Supplementary Financial Data:
 EBITDA/1/ .................... $ 16,685 $ 13,725 $  6,735  $  9,821  $  3,267
 Cash flow from operating
  activities/2/ ...............      523   14,344      763     9,339     7,645

--------
(1) EBITDA is defined as earnings before interest expense, income taxes, and depreciation and amortization expense. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. Also, the above presentation of EBITDA may not be comparable to similarly titled measures of other companies.

(2) Cash flow from operating activities represents net cash provided by operating activities as presented in our consolidated statement of cash flows which is included in Item 8 of this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Matters discussed below should be read in conjunction with "Statements of Operations Data" and "Operating Data (Retail Locations Only)" on the preceding pages.

   The Company's revenues are derived primarily from sales of merchandise and gasoline at its convenience and discount tobacco stores. These revenues increased substantially in fiscal years 2001 and 2000 in comparison to fiscal year 1999 due to the April 2000 acquisition of 43 convenience stores in northeastern Pennsylvania and significant increases in the average price per gallon of gasoline sold. The average price per gallon of gasoline sold in fiscal year 2001 was 3% higher than in fiscal year 2000. The average price per gallon of gasoline sold in fiscal year 2000 was 44% higher than in fiscal year 1999. Also, average annual merchandise sales for stores open two full years increased to $648,000 in fiscal year 2001 from $606,000 in fiscal year 2000 and $552,000 in fiscal year 1999. Average gallons of gasoline sold at the Company's stores open two full years were 618,000 gallons in fiscal year 2001 compared to 635,000 gallons in fiscal year 2000 and 623,000 gallons in fiscal year 1999.

   Total merchandise sales increased by 18.8% in fiscal year 2001 as compared to fiscal year 2000. This increase is primarily due to the April 2000 acquisition of 43 stores and increases in tobacco prices, in addition to increased marketing initiatives and in-store traffic enhancing services. Cigarette sales represented approximately 40% of total merchandise sales in each of the last three fiscal years. There has been volatility in selling prices as a result of competition among cigarette manufacturers. Since the Company expects this trend to continue, it has sought increased sales of other merchandise to mitigate the volatility.

   The Company sells gasoline at 237 locations, including one location where gasoline is sold on a commission basis. The Company purchases petroleum from a variety of competing sources. Branded gasoline is purchased under supply agreements for 77 locations and unbranded gasoline is purchased from various sources for 159 locations. Gasoline margins have historically been volatile and there can be no assurance that the Company's gasoline margins will be maintained or enhanced by purchasing such products from these sources.

Results of Operations

   The following table sets forth the percentage relationship of certain expense items to total revenues. It should be noted that the primary factors influencing the percentage relationship of cost of sales to revenues are the volatility of gasoline prices and gross profits, and the number of stores selling gasoline. On a percentage basis, the gross profit on gasoline sales is significantly less than the gross profit on merchandise sold in the convenience stores.

                                                           Fiscal Year Ended
                                                             September 30,
                                                           -------------------
                                                           2001   2000   1999
                                                           -----  -----  -----
Revenues:
 Merchandise sales.......................................   48.5%  49.4%  58.1%
 Gasoline sales..........................................   51.1   50.1   41.0
 Other income............................................    0.4    0.5    0.9
                                                           -----  -----  -----
   Total revenues........................................  100.0  100.0  100.0
Cost of sales............................................   78.6   78.2   73.4
                                                           -----  -----  -----
Gross profit:
 Merchandise (as a percentage of merchandise sales)......   32.3   33.3   35.5
 Gasoline (as a percentage of gasoline sales)............   10.3    9.5   12.5
   Total gross profit....................................   21.4   21.8   26.6

Costs and expenses:
 Selling.................................................   15.7   15.9   20.8
 General and administrative..............................    1.7    1.9    3.0
 Depreciation and amortization...........................    1.9    1.9    2.4
 Interest................................................    1.9    1.6    1.6
 Provision for asset impairment..........................    0.0    0.0    0.1
                                                           -----  -----  -----
   Total expenses........................................   21.2   21.3   27.9
                                                           -----  -----  -----
Earnings (loss) before income taxes......................    0.2    0.5   (1.3)
Income tax provision (benefit)...........................    0.1    0.2   (0.4)
                                                           -----  -----  -----
Net earnings (loss)......................................    0.1%   0.3%  (0.9)%
                                                           =====  =====  =====

Fiscal Year 2001 Compared to Fiscal Year 2000

   At September 30, 2001, the Company operated 300 stores, including seven franchised locations and 237 locations with self-service gasoline. During fiscal year 2001, the Company constructed four stores, acquired one store, reopened one store and closed four underperforming stores. Total revenues in fiscal year 2001 were $422.3 million, an increase of $73.6 million, or 21.1%, from $348.7 million in fiscal year 2000. The 43 stores acquired in April 2000 were operated by the Company for a full year in fiscal year 2001 and only five months in fiscal year 2000, contributing to the revenues growth.

   Merchandise sales in fiscal year 2001 were $204.6 million, an increase of $32.4 million, or 18.8%, over merchandise sales of $172.2 million in fiscal year 2000. This increase resulted primarily from the full year's operation in fiscal year 2001 of the stores acquired in April 2000 and a 3.3% increase in merchandise sales at comparable stores.

   Gasoline sales increased by $41.2 million, or 23.6%, to $215.8 million in fiscal year 2001 from $174.6 million in fiscal year 2000. Approximately 85% of this increase is the result of the sale of an additional 29.2 million gallons by the Company in fiscal year 2001 due to the April 2000 acquisition. The balance of this increase is due to a $0.03 increase in the average price per gallon sold at the Company's stores, partially offset by a 1.7% decline in gasoline gallons sold at comparable stores.

   Gross profits on merchandise sales increased by $8.6 million, or 15.1%, from $57.4 million in fiscal year 2000 to $66.0 million in fiscal year 2001, due to higher sales volume in fiscal year 2001.

   Gasoline gross profits in fiscal year 2001 were $22.3 million compared to gasoline gross profits in fiscal year 2000 of $16.6 million. The increase of $5.7 million, or 34.2%, is the result of increased sales of 29.2 million gallons and higher gross profits per gallon of gasoline sold.

   Selling expenses in fiscal year 2001 increased by $10.9 million, or 19.7%, from $55.3 million in fiscal year 2000 to $66.2 million in fiscal year 2001. This increase is primarily due to a full year's operation of the stores acquired in April 2000. General and administrative expense increased from $6.7 million in fiscal year 2000 to $7.3 million in fiscal year 2001. This increase of $533,000, or 7.9%, is the result of higher staffing levels, salary increases and incentive programs. Depreciation and amortization expense increased by $1.5 million, or 22.4%, due primarily to a full year's depreciation and amortization of the assets acquired in April 2000 as well as depreciation of new stores constructed in the last year. Interest expense increased by $2.2 million, or 38.7%, due to increased borrowings as well as a full year's interest in fiscal year 2001 on debt incurred in April 2000 for acquisition financing. The Company recorded a $54,000 provision for asset impairment in fiscal year 2001 compared to $160,000 in fiscal year 2000.

   Earnings before income taxes were $748,000 in fiscal year 2001 compared to $1,452,000 in fiscal year 2000. Income taxes were $297,000 in the current fiscal year compared to $572,000 in the prior fiscal year. Net earnings in fiscal year 2001 were $451,000, or $0.06 per share, compared to net earnings in fiscal year 2000 of $880,000, or $0.13 per share.

Fiscal Year 2000 Compared to Fiscal Year 1999

   The Company operated 298 stores at September 30, 2000, including seven franchised locations and 237 locations with self-service gasoline. During fiscal year 2000, the Company acquired 44 stores, constructed three stores, reopened two closed stores and closed seven underperforming stores. Total revenues in fiscal year 2000 were $348.7 million, an increase of $96.4 million, or 38.2%, compared to total revenues of $252.3 million in fiscal year 1999. This increase was due largely to substantial increases in the number of stores in operation and the average retail price per gallon of gasoline sold.

   Merchandise sales increased from $146.7 million in fiscal year 1999 to $172.2 million in fiscal year 2000. This increase of $25.5 million, or 17.4%, was the result of sales at additional stores and an increase in merchandise sales at comparable stores of 4.7%.

   Gasoline sales increased $71.2 million, or 68.8%, to $174.6 million in fiscal year 2000 from $103.4 million in fiscal year 1999. Over 70% of this increase was due to a $0.37 increase in the average price per gallon sold at the Company's stores. The remaining increase was the result of gallons sold at the additional stores in operation.

   Gross profits on merchandise sales were $57.4 million in fiscal year 2000, an increase of $5.4 million, or 10.4%, in comparison to merchandise gross profits of $52.0 million in fiscal year 1999. This increase was primarily the result of higher sales volumes in fiscal year 2000.

   Gasoline gross profits were $16.6 million in fiscal year 2000 compared to $12.9 million in fiscal year 1999. This increase of $3.7 million, or 28.9%, was the result of the sale of 22.8 million additional gallons at the Company's stores and larger gross profits per gallon of gasoline sold. Approximately 90% of the increase in gallons sold was due to the additional stores in operation resulting from the acquisition of the Orloski stores in April 2000.

   In fiscal year 2000, selling expenses were $55.3 million, an increase of $2.8 million, or 5.3%, over fiscal year 1999 selling expenses of $52.6 million. This increase was the result of the higher number of stores in operation in fiscal year 2000 but reflects lower expense levels per store resulting from cost controls implemented by the Company. General and administrative expense declined $778,000, or 10.4%, due largely to fewer officers employed by the Company in fiscal year 2000. Depreciation and amortization expense increased by $684,000, or 11.5%, due primarily to the stores added by the Company in fiscal year 2000. Interest expense increased by $1.7 million, or 42.3%, due to higher borrowing levels and interest rates. The Company recorded a $160,000 provision for asset impairment in fiscal year 2000 compared to $208,000 in fiscal year 1999.

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

Seasonality and Unaudited Quarterly Results

   The Company's business generally has been subject to moderate seasonal influences with higher sales in the third and fourth quarters of each fiscal year, since customers tend to purchase more convenience items, such as ice, beverages and fast food, and more gasoline during the warmer months. Due to adverse weather conditions, merchandise sales for the second fiscal quarter have generally been lower than other quarters. In addition, because of price volatility, gasoline profit margins fluctuate significantly throughout the year. The acquisition of 43 stores in April 2000 increased sales and operating expenses for the remainder of fiscal year 2000.

                                  Fiscal Year 2001                     Fiscal Year 2000
                                    Quarter Ended                        Quarter Ended
                         ------------------------------------ ------------------------------------
                         Jan. 4,  April 5,  July 5,  Sep. 30, Dec. 30, Mar. 30,  June 29, Sep. 30,
                           2001     2001      2001     2001     1999     2000      2000     2000
                         -------- --------  -------- -------- -------- --------  -------- --------
                                          (In thousands, except per share data)
Revenues:
 Merchandise sales...... $ 50,482 $47,119   $ 53,734 $ 53,245 $36,493  $35,406   $47,998  $ 52,313
 Gasoline sales.........   58,459  49,242     58,088   50,007  33,478   32,566    50,755    57,786
 Other income...........      677     392        442      379     270      662       433       544
                         -------- -------   -------- -------- -------  -------   -------  --------
   Total revenues.......  109,618  96,753    112,264  103,631  70,241   68,634    99,186   110,643

Cost of sales...........   86,351  76,420     88,434   80,798  53,780   53,310    78,351    87,313
                         -------- -------   -------- -------- -------  -------   -------  --------
Gross profit............   23,267  20,333     23,830   22,833  16,461   15,324    20,835    23,330

Costs and expenses:
 Selling................   16,695  16,376     16,827   16,362  12,075   12,347    14,803    16,109
 General &
  administrative........    1,871   1,736      2,021    1,636   1,553    1,609     1,624     1,945
 Depreciation &
  amortization..........    1,977   2,031      2,056    2,076   1,432    1,447     1,800     1,973
 Interest...............    1,936   2,048      1,952    1,861     928      984     1,716     1,993
 Provision for asset
  impairment............        0       0         24       30       0        0        56       104
                         -------- -------   -------- -------- -------  -------   -------  --------
Earnings (loss) before
 income taxes and
 extraordinary item.....      788  (1,858)       950      868     473   (1,063)      836     1,206
Income tax provision
 (benefit)..............      268    (632)       323      338     142     (319)      251       498
                         -------- -------   -------- -------- -------  -------   -------  --------
Net earnings (loss)..... $    520 $(1,226)  $    627 $    530 $   331  $  (744)  $   585  $    708
                         ======== =======   ======== ======== =======  =======   =======  ========
Net earnings (loss) per
 share.................. $   0.07 $ (0.17)  $   0.09 $   0.08 $  0.05  $ (0.11)  $  0.08  $   0.10
                         ======== =======   ======== ======== =======  =======   =======  ========
Weighted average shares
 outstanding............    7,036   7,049      7,062    7,065   6,943    6,982     7,008     7,023
                         ======== =======   ======== ======== =======  =======   =======  ========

Liquidity and Capital Resources

   Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash to acquire and construct new stores and renovate existing locations.

   During fiscal year 2001, the Company amended its revolving loan agreement to increase the total credit line to $13.0 million from $10.0 million, with $3.5 million available for letters of credit. At September 30, 2001, $4.2 million were available for borrowing under this agreement. The Company also increased its mortgage and equipment loans by $5.2 million in the current fiscal year to finance new store construction.

   Capital requirements for debt service and capital leases for fiscal year 2002 are approximately $3.3 million. The Company anticipates capital expenditures in fiscal year 2002 of $2.5 million, funded from cash flows from operations. These capital expenditures include remodeling of stores, upgrades of store equipment and gasoline-dispensing equipment and upgrading of the Company's data processing systems.

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

   To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, mortgage loans and equipment loans at September 30, 2001. Notes G, H and I to the consolidated financial statements should be read in conjunction with the table below (dollar amounts in thousands).

                              Fiscal Year of Maturity                        Total      Fair
                         --------------------------------------              Due At   Value at
                          2002    2003    2004    2005    2006   Thereafter Maturity  9/30/01
                         ------  ------  ------  ------  ------  ---------- --------  --------
Interest-rate sensitive
 assets:
 Noninterest-bearing
  checking accounts..... $4,286  $    0  $    0  $    0  $    0   $     0   $ 4,286   $ 4,286

 Interest-bearing
  checking accounts..... $  790  $    0  $    0  $    0  $    0   $     0   $   790   $   790
 Average interest rate..   2.70%                                               2.70%
                         ------  ------  ------  ------  ------   -------   -------   -------
                         $5,076                                             $ 5,076   $ 5,076
                           0.42%                                               0.42%       --

Interest-rate sensitive
 liabilities:
 Variable-rate
  borrowings............ $1,774  $7,329  $1,692  $1,823  $1,963   $27,600   $42,181   $42,912
 Average interest rate..   6.47%   6.47%   6.38%   6.38%   6.38%     6.38%     6.38%       --

 Fixed-rate borrowings.. $1,146  $1,121  $1,245  $1,382  $1,532   $35,225   $41,651   $46,755
 Average interest rate..   9.36%   9.36%   9.36%   9.36%   9.36%     9.36%     9.36%       --
                         ------  ------  ------  ------  ------   -------   -------   -------
                         $2,920  $8,450  $2,937  $3,205  $3,495   $62,825   $83,832   $89,667
                           7.90%   7.92%   8.00%   8.01%   8.03%     8.05%     8.05%       --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Uni-Marts, Inc.
State College, Pennsylvania

   We have audited the accompanying consolidated balance sheets of Uni-Marts, Inc. and subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Uni-Marts, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 5, 2001, except for Note G as to which the date is December 5, 2001

                        Uni-Marts, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                               September 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                          ASSETS
Current Assets:
 Cash......................................................  $  5,075  $  7,882
 Accounts receivable--less allowances of $225 and $226.....     7,156     6,106
 Inventories...............................................    18,471    16,236
 Prepaid and current deferred taxes........................     1,672     1,856
 Property and equipment held for sale......................     3,137     1,603
 Prepaid expenses and other................................     1,448     1,205
 Loan due from officer--current portion....................         0        60
                                                             --------  --------
    Total Current Assets...................................    36,959    34,948
Net Property, Equipment and Improvements...................   103,488   100,701
Loan Due from Officer......................................       420       420
Net Intangible and Other Assets............................     7,763     8,168
                                                             --------  --------
    Total Assets...........................................  $148,630  $144,237
                                                             ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable..........................................  $ 16,239  $ 18,400
 Gas taxes payable.........................................     3,360     3,399
 Accrued expenses..........................................     6,820     7,029
 Current maturities of long-term debt......................     2,920     2,233
 Current obligations under capital leases..................       391       386
                                                             --------  --------
    Total Current Liabilities..............................    29,730    31,447
Long-Term Debt, less current maturities....................    80,912    74,220
Obligations under Capital Leases, less current maturities..       361       786
Deferred Taxes.............................................     2,917     2,956
Deferred Income and Other Liabilities......................     5,217     5,860
Commitments and Contingencies
Stockholders' Equity:
 Common Stock, par value $.10 a share:
  Authorized 15,000,000 shares
  Issued 7,388,083 and 7,361,123 shares, respectively......       739       736
 Additional paid-in capital................................    23,833    23,816
 Retained earnings.........................................     6,978     6,527
                                                             --------  --------
                                                               31,550    31,079
 Less treasury stock, at cost--323,275 and 333,714 shares
  of Common Stock, respectively............................    (2,057)   (2,111)
                                                             --------  --------
                                                               29,493    28,968
                                                             --------  --------
    Total Liabilities and Stockholders' Equity.............  $148,630  $144,237
                                                             ========  ========

                 See notes to consolidated financial statements

                        Uni-Marts, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                    Year Ended September 30,
                                                   --------------------------
                                                     2001     2000     1999
                                                   -------- -------- --------
Revenues:
 Merchandise sales................................ $204,580 $172,209 $146,718
 Gasoline sales...................................  215,796  174,586  103,418
 Other income.....................................    1,890    1,909    2,170
                                                   -------- -------- --------
                                                    422,266  348,704  252,306
                                                   -------- -------- --------
Costs and Expenses:
 Cost of sales....................................  332,003  272,754  185,285
 Selling..........................................   66,260   55,334   52,569
 General and administrative.......................    7,264    6,731    7,509
 Depreciation and amortization....................    8,140    6,652    5,968
 Interest.........................................    7,797    5,621    3,951
 Provision for asset impairment...................       54      160      208
                                                   -------- -------- --------
                                                    421,518  347,252  255,490
                                                   -------- -------- --------
Earnings (loss) before income taxes...............      748    1,452   (3,184)
Income tax provision (benefit)....................      297      572     (948)
                                                   -------- -------- --------
Net earnings (loss)............................... $    451 $    880 $ (2,236)
                                                   ======== ======== ========
Basic earnings (loss) per share................... $   0.06 $   0.13 $  (0.32)
                                                   ======== ======== ========
Diluted earnings (loss) per share................. $   0.06 $   0.13 $  (0.32)
                                                   ======== ======== ========
Weighted average number of common shares
 outstanding......................................    7,053    6,989    6,887
                                                   ======== ======== ========
Weighted average number of common shares
 outstanding assuming dilution....................    7,093    7,021    6,887
                                                   ======== ======== ========



                 See notes to consolidated financial statements

                        Uni-Marts, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (In thousands, except share and per share data)

                              Common Stock
                               Par Value
                              $.10 a Share
                         Authorized 15,000,000
                                 Shares          Additional          Treasury Stock
                         ---------------------    Paid-In   Retained ----------------
                            Shares      Amount    Capital   Earnings Shares   Amount
                         -------------  ------   ---------- -------- -------  -------
Balance--October 1,
 1998...................     7,316,797      $732  $24,189    $7,883  455,545  $(2,763)
 Purchase of treasury
  stock.................                                               4,119       (9)
 Issuance of common
  stock.................        10,291         1     (159)           (58,702)     308
 Net loss...............                                     (2,236)
                         -------------  --------  -------    ------  -------  -------
Balance--September 30,
 1999...................     7,327,088       733   24,030     5,647  400,962   (2,464)
 Issuance of common
  stock.................        34,035         3     (214)           (67,248)     353
 Net earnings...........                                        880
                         -------------  --------  -------    ------  -------  -------
Balance--September 30,
 2000...................     7,361,123       736   23,816     6,527  333,714   (2,111)
 Issuance of common
  stock.................        26,960         3       17            (10,439)      54
 Net earnings...........                                        451
                         -------------  --------  -------    ------  -------  -------
Balance--September 30,
 2001...................     7,388,083      $739  $23,833    $6,978  323,275  $(2,057)
                         =============  ========  =======    ======  =======  =======




                 See notes to consolidated financial statements

                        Uni-Marts, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  Year Ended September 30,
                                                -------------------------------
                                                  2001       2000       1999
                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others......  $ 418,400  $ 348,513  $ 250,706
 Cash paid to suppliers and employees.........   (410,275)  (329,222)  (247,105)
 Dividends and interest received..............         77        108        112
 Interest paid (net of capitalized interest of
  $287, $32 and $0)...........................     (7,527)    (5,100)    (3,641)
 Income taxes (paid) received.................       (152)        45        691
                                                ---------  ---------  ---------
   Net Cash Provided by Operating Activities..        523     14,344        763

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of business......................          0    (42,745)         0
 Receipts from sale of capital assets.........        394        993      2,313
 Purchase of property, equipment and
  improvements................................    (10,402)    (7,036)    (4,800)
 Note receivable from officer.................         60         60        111
 Cash advanced for intangible and other
  assets......................................       (207)      (191)      (509)
 Cash received for intangible and other
  assets......................................         66        633        239
                                                ---------  ---------  ---------
   Net Cash Used in Investing Activities......    (10,089)   (48,286)    (2,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (payments) on revolving credit
  agreement...................................      4,615       (656)         0
 Additional long-term borrowings..............      5,197     42,238        721
 Payments on line of credit...................          0          0     (1,700)
 Principal payments on debt...................     (3,065)    (1,710)    (1,026)
 Purchases of treasury stock..................          0          0         (9)
 Proceeds from issuance of common stock.......         12          8          3
                                                ---------  ---------  ---------
   Net Cash Provided by (Used in)
    Financing Activities......................      6,759     39,880     (2,011)
                                                ---------  ---------  ---------
Net (Decrease) Increase in Cash...............     (2,807)     5,938     (3,894)
Cash at Beginning of Year.....................      7,882      1,944      5,838
                                                ---------  ---------  ---------
Cash at End of Year...........................  $   5,075  $   7,882  $   1,944
                                                =========  =========  =========

                        Uni-Marts, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                  (Continued)

                                                    Year Ended September 30,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
RECONCILIATION OF NET EARNINGS (LOSS) TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
Net Earnings (Loss)..............................  $    451  $    880  $ (2,236)
Adjustments to Reconcile Net Earnings (Loss) to
 Net Cash Provided by Operating Activities:
  Depreciation and amortization..................     8,140     6,652     5,968
  Provision for asset impairment.................        54       160       208
  Loss (gain) on sale of capital assets and
   other.........................................       405       197      (378)
  Change in assets and liabilities:
   (Increase) decrease in:
    Accounts receivable..........................    (1,050)   (3,574)     (229)
    Tax refunds receivable.......................         0         0     1,416
    Inventories..................................    (2,235)   (4,498)   (1,109)
    Prepaid expenses and other...................    (2,334)       24      (171)
   Increase (decrease) in:
    Accounts payable and accrued expenses........    (2,201)   10,455      (376)
    Deferred income taxes and other liabilities..      (707)    4,048    (2,330)
                                                   --------  --------  --------
  Total Adjustments to Net Earnings (Loss).......        72    13,464     2,999
                                                   --------  --------  --------
Net Cash Provided by Operating Activities........  $    523  $ 14,344  $    763
                                                   ========  ========  ========

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING
 ACTIVITY:

Liabilities Assumed in Acquisition...............  $      0  $  2,500  $      0
Fixed Assets Acquired Under Capital Leases.......  $      0  $    426  $      0


                 See notes to consolidated financial statements

                       Uni-Marts, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

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

   (3) Property, Equipment and Improvements -- Depreciation and amortization are calculated using the straight-line method over the useful lives of the related assets. Amortization of improvements to leased properties is based on the remaining terms of the leases or the estimated useful lives of such improvements, whichever is shorter. Interest costs incurred on borrowed funds during the period of construction of capital assets are capitalized as a component of the cost of acquiring those assets. The amount of interest capitalized in fiscal years 2001 and 2000 was $287,200 and $31,900, respectively. No interest was capitalized in fiscal year 1999.

   (4) Asset Impairment -- Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company recorded provisions of $54,200 (2001), $159,800
       (2000) and $208,300 (1999) for asset impairment for certain real estate, leasehold improvements, store and gasoline equipment and goodwill at certain closed or underperforming stores.

   (5) Self-Insurance Reserves -- The Company assumes the risks for general liability and workers' compensation insurance exposures up to certain loss thresholds set forth in separate insurance contracts. The Company has established self-insurance reserves for these risks, which are recorded on a present value basis using a risk-free discount rate of 5.0% (2001) and 7.0% (2000), using actuarial valuations provided by independent companies. At September 30, 2001 and 2000, the Company had self-insurance reserves totaling $2,719,600 and $2,678,800, respectively.

   (6) Income Taxes -- The Company recognizes deferred tax assets and liabilities for temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates.

   (7) Earnings Per Share -- Earnings per share for the years ended September 30, 2001, 2000 and 1999 were calculated based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share were calculated in fiscal years 2001 and 2000. Although there were potentially dilutive stock options for 576,441 shares outstanding in fiscal year 1999, they were not included as the effect was antidilutive.

   (8) Advertising Costs -- The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising costs of $841,800, $1,228,000 and $1,894,600 in fiscal years 2001,
       2000 and 1999, respectively.

   (9) Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

  (10) Segment Disclosures -- In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company has only one reportable segment.

  (11) New Accounting Pronouncements -- In fiscal year 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date Of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," requires that an entity recognize all derivatives as assets or liabilities on the balance sheet and measure those instruments at fair value. The adoption of this standard had no effect on the Company's financial statements.

       In fiscal year 2001, the Company also adopted SFAS Nos. 140 and 141. SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was effective for all transfers and extinguishments occurring after March 31, 2001. SFAS No. 141, "Business Combinations," requires that all business combinations be accounted for by the purchase method, requires recognition of intangible assets apart from goodwill if they meet one of two criteria, and provides for additional financial statement disclosures regarding business combinations. This statement applies to all business combinations initiated after June 30, 2001. Adoption of these two statements had no effect on the Company's financial statements.

       In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 142 and 143 and, in August 2001, issued SFAS No. 144. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that such assets with indefinite lives not be amortized but be tested annually for impairment and provides specific guidance for such testing. This statement also requires disclosure of information regarding goodwill and other assets that was previously not required. The Company is not required to adopt this accounting standard until fiscal year 2003. At this time, the Company has not determined the impact this standard will have on the Company's financial statements.

       SFAS No. 143, "Accounting for Asset Retirement Obligations," is not applicable to the Company since the Company has no obligations of this type. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," provides additional guidance for impairment testing and determination of when an asset is considered to be for sale. The Company is required to adopt SFAS No. 144 in fiscal year 2003. At this time, the Company has not determined the impact this standard will have on the Company's financial statements.

B. Business Acquisition:

In April 2000, pursuant to an asset purchase agreement (the "Purchase Agreement") the Company purchased the operating assets of Orloski Service Station, Inc. and its owners (collectively "OSSI") for approximately $41.2 million in cash. In September 2000, the Company purchased an additional OSSI property in accordance with the Purchase Agreement for approximately $1.5 million in cash. The transaction was accounted for as a purchase, and accordingly, operations of the acquired OSSI assets are included in the consolidated financial statements from the date of acquisition. The Company also assumed a $2.5 million agreement with a gasoline supplier for partial funding of gasoline equipment which is included in deferred income and other liabilities on the balance sheet and is being amortized into income as gallons are purchased and sold. If the Company terminates this agreement before December 31, 2008, this funding, in addition to the funding previously made to OSSI, must be repaid to the supplier. Goodwill of $3.2 million was acquired in connection with the acquisition and is being amortized on a straight-line basis over fifteen years.

The following table summarizes, on an unaudited pro-forma basis, the estimated combined statements of operations for the fiscal years ended September 30, 2000 and September 30, 1999 as though the acquisition took place on October 1, 1998. This pro-forma information does not purport to be indicative of the results of operations that would have been obtained if the acquisition had occurred on October 1, 1998 (in thousands, except per share data).

                                                             Fiscal Year Ended
                                                               September 30,
                                                             -----------------
                                                               2000     1999
                                                             -------- --------
      Revenues.............................................. $397,059 $330,018
      Net earnings (loss)................................... $    858 $ (1,213)
      Net earnings (loss) per share......................... $   0.12 $  (0.18)

C. Inventories:

The following is a summary of inventories at September 30 (in thousands):

                                                               2001     2000
                                                             -------- --------
      Merchandise........................................... $ 15,636 $ 12,684
      Gasoline..............................................    2,835    3,552
                                                             -------- --------
                                                             $ 18,471 $ 16,236
                                                             ======== ========

D. Property and Equipment Held for Sale:

Property held for sale is carried at the lower of cost or net realizable value. The properties and equipment have been classified as current assets because the Company expects the properties and equipment to be sold within the next fiscal year. The properties are undeveloped land, rental properties, store equipment and closed convenience stores. Also included at September 30, 2001 are properties and equipment totaling $2,091,500 which were pending completion of lease arrangements (See Note M).

E. Property, Equipment and Improvements--at cost (in thousands):

                                          Accumulated  Net Book Estimated Life
                                   Cost   Depreciation  Value      in Years
                                 -------- ------------ -------- --------------
September 30, 2001:
Land............................ $ 22,791   $     0    $ 22,791
Buildings.......................   73,903    19,552      54,351     29-35
Machinery and equipment.........   45,280    26,288      18,992      3-10
Machinery and equipment.........    6,881     3,700       3,181     11-20
Capitalized property and
 equipment leases...............    1,797       914         883      5-25
Leasehold improvements..........   11,242     8,329       2,913      1-10
Leasehold improvements..........      433       383          50     11-20
Construction in progress........      327         0         327
                                 --------   -------    --------
                                 $162,654   $59,166    $103,488
                                 ========   =======    ========
September 30, 2000:
Land............................ $ 21,629   $     0    $ 21,629
Buildings.......................   65,992    16,587      49,405     29-35
Machinery and equipment.........   43,798    24,353      19,445      3-10
Machinery and equipment.........    6,569     3,464       3,105     11-20
Capitalized property and
 equipment leases...............    1,879       751       1,128      5-25
Leasehold improvements..........   11,213     8,167       3,046      1-10
Leasehold improvements..........      434       360          74     11-20
Construction in progress........    2,869         0       2,869
                                 --------   -------    --------
                                 $154,383   $53,682    $100,701
                                 ========   =======    ========

Depreciation expense in fiscal years 2001, 2000 and 1999 was $7,677,100, $6,306,600 and $5,700,700, respectively, including the amortization of capitalized property and equipment leases.

F. Intangible and Other Assets:

Intangible and other assets consist of the following (in thousands):

                                                                   Net
                                                     Accumulated   Book  Useful
                                              Cost   Amortization Value  Lives
                                             ------- ------------ ------ ------
For the year ended September 30, 2001:
Goodwill.................................... $ 8,874    $2,628    $6,246 13-40
Lease acquisition cost......................     315       232        83 12-25
Noncompete agreements.......................     250        71       179     5
Other intangibles...........................     190         9       181 15-16
Other assets................................   1,074         0     1,074
                                             -------    ------    ------
                                             $10,703    $2,940    $7,763
                                             =======    ======    ======
For the year ended September 30, 2000:
Goodwill.................................... $ 8,874    $2,240    $6,634 13-40
Lease acquisition costs.....................     439       335       104 12-25
Noncompete agreements.......................     250        21       229     5
Other intangibles...........................     175         5       170 15-16
Other assets................................   1,031         0     1,031
                                             -------    ------    ------
                                             $10,769    $2,601    $8,168
                                             =======    ======    ======

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations and is amortized on a straight-line basis. Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms. Amortization expense was $462,600 (2001), $345,800 (2000) and $267,500 (1999).

G. Revolving Credit Agreement:

On April 20, 2000, the Company executed a 3-year secured $10.0 million revolving loan agreement (the "Agreement") with $3.5 million available for letters of credit. During the second quarter of fiscal year 2001, the Company amended the Agreement to increase the total credit line to $13.0 million, with $3.5 million available for letters of credit, and amend certain financial covenants. Provisions of the Agreement require the maintenance of certain covenants relating to minimum tangible net worth, interest and fixed charge coverage ratios, as measured on a quarterly basis. In addition, the Agreement places limitations on capital expenditures, additional debt and payment of dividends. The Company was in compliance with these covenants as of September 30, 2001. At September 30, 2001, $4.2 million were available for borrowings under the Agreement. This Agreement expires on April 20, 2003. Borrowings of $5.8 million and letters of credit of $3.0 million were outstanding at September 30, 2001. This facility bears interest at the Company's option based on a rate of either prime plus 1.0% or LIBOR plus 3.0%. The interest rate at September 30, 2001 was 7.0%. The Agreement is collateralized by substantially all of the Company's eligible inventories and eligible receivables and selected properties. The net book value of these selected properties at September 30, 2001 was $2,456,200. On December 5, 2001, the Company received a commitment to amend this Agreement to extend the maturity date to April 20, 2004 and amend certain covenant provisions.

H. Long-Term Debt:

                                                                 September 30,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
                                                                (In thousands)
Mortgage Loan. Principal and interest will be paid in 204
 remaining monthly installments. At September 30, 2001, the
 coupon rate was 9.08% and the effective interest rate was
 9.78%, net of unamortized fees of $1,329,757 ($1,425,995 in
 2000)........................................................  $32,331 $33,047

Mortgage Loan. Principal and interest will be paid in 225
 remaining monthly installments. The loan bears interest at
 LIBOR plus 3.75%. At September 30, 2001, the coupon rate was
 7.37% and the effective interest rate was 9.70%, net of
 unamortized fees of $403,779 ($437,653 in 2000)..............   21,249  21,804

Mortgage Loan. Principal and interest will be paid in 225
 remaining monthly installments. At September 30, 2001, the
 coupon rate was 10.39% and the effective interest rate was
 10.70%, net of unamortized fees of $124,901 ($135,298 in
 2000)........................................................    6,628   6,730

Mortgage Loans. Principal and interest are paid in monthly
 installments. The loans expire in 2009, 2010, 2020 and 2021.
 Interest ranges from the prime rate to LIBOR plus 3.75%. At
 September 30, 2001, the blended coupon rate was 7.90% and the effective interest rate was 9.36%, net of unamortized fees of
 $151,688 ($0 in 2000)........................................    7,496   3,466

Revolving Credit Agreement. Interest is paid monthly. The
 interest rate at September 30, 2001 was 7.00%. (See Note G)..    5,758   1,144

Equipment Loans. Principal and interest will be paid in
 monthly installments. The loans expire in 2010 and 2011 and bear interest at LIBOR plus 3.75%. At September 30, 2001, the blended coupon rate was 7.37% and the effective interest rate was 9.57%, net of unamortized fees of $174,996 ($176,414 in
 2000)........................................................    9,375   9,028

Equipment Loan. Principal and interest will be paid in 106
 remaining monthly installments. The loan expires in 2010. At
 September 30, 2001, the coupon rate was 10.73% and the
 effective interest rate was 11.20%, net of unamortized fees
 of $17,124 ($20,713 in 2000).................................      995   1,059

Equipment Loan. The loan was repaid in fiscal year 2001.......        0     175
                                                                ------- -------
                                                                 83,832  76,453
Less current maturities.......................................    2,920   2,233
                                                                ------- -------
                                                                $80,912 $74,220
                                                                ======= =======

The mortgage loans are collateralized by $70,489,700 of property, at net book value, and the equipment loans are collateralized by $5,741,700 of equipment, at net book value.

Aggregate maturities of long-term debt (net of loan fee amortization) during the next five years are as follows (in thousands):

      September 30,
       2002............................................................. $ 2,920
       2003.............................................................   8,450
       2004.............................................................   2,937
       2005.............................................................   3,205
       2006.............................................................   3,495
       Thereafter.......................................................  62,825
                                                                         -------
                                                                         $83,832
                                                                         =======

In April and September 2000, the Company, through special purpose consolidated entities, completed 20-year mortgage loans with Franchise Finance Corporation of America ("FFCA") aggregating $33.5 million and a $7.5 million equipment loan to finance the purchase of assets from OSSI.

Certain provisions of the loan agreements with FFCA require the Company's maintenance of a minimum net worth of $20.0 million and aggregate fixed charge ratios, both measured on an annual basis. The Company was in compliance with these covenants as of September 30, 2001. These covenants may have the effect of restricting the Company's ability to declare and pay dividends on its common stock.

I. Disclosures About Fair Value of Financial Instruments:

The carrying amounts of cash and short-term debt approximate fair value. The Company estimates the fair value of its long-term, fixed-rate debt generally using discounted cash flow analysis based on the Company's current borrowing rates for debt with similar maturities. The Company estimates the fair value of its long-term, variable-rate debt based on carrying amounts plus unamortized loan fees associated with the debt.

Fair value of capital lease obligations is estimated based on current rates offered to the Company for similar debt.

The estimated fair values of the Company's financial instrument liabilities are as follows (in thousands):

                                               September 30,    September 30,
                                                    2001             2000
                                              ---------------- ----------------
                                              Carrying  Fair   Carrying  Fair
                                               Amount   Value   Amount   Value
                                              -------- ------- -------- -------
      Long-term debt......................... $83,832  $89,667 $76,453  $79,942
      Obligations under capital leases.......     752      797   1,172    1,222

J. Deferred Income and Other Liabilities:

The Company generally records revenues when products are sold or services rendered. In certain instances, the Company receives advance payments for purchase commitments or other services and records revenue from such payments in accordance with the terms of the related contractual arrangements.

Deferred income and other liabilities includes the following (in thousands):

                                                                  September 30,
                                                                  -------------
                                                                   2001   2000
                                                                  ------ ------
      Deferred income............................................ $5,064 $5,774
      Deferred compensation......................................     82     28
      Other noncurrent liabilities...............................     71     58
                                                                  ------ ------
                                                                  $5,217 $5,860
                                                                  ====== ======

K. Commitments and Contingencies:

(1) Leases -- The Company leases its corporate headquarters, 132 of its store locations and certain equipment. Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at September 30, 2001 are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses. Rental income in connection with the leases of certain properties is also provided. Such rental income was $876,300 in 2001, $811,900 in 2000 and $549,100 in 1999.

                                                       Capital Operating Rental
                                                       Leases   Leases   Income
                                                       ------- --------- ------
                                                            (In thousands)
     2002.............................................  $456    $ 4,919  $  834
     2003.............................................   180      4,414     640
     2004.............................................   140      3,116     491
     2005.............................................    31      2,248     385
     2006.............................................    31      1,551     198
     Thereafter.......................................    52      5,289     401
                                                        ----    -------  ------
     Total future minimum lease payments..............   890    $21,537  $2,949
                                                                =======  ======
     Less amount representing interest................   138
                                                        ----
     Present value of future payments.................   752
     Less current maturities..........................   391
                                                        ----
                                                        $361
                                                        ====

Rental expense under operating leases was as follows (in thousands):

                                                                Year Ended
                                                               September 30,
                                                            --------------------
                                                             2001   2000   1999
                                                            ------ ------ ------
     Minimum rentals....................................... $5,287 $4,481 $4,539
     Contingent rentals....................................     39     47     45
                                                            ------ ------ ------
                                                            $5,326 $4,528 $4,584
                                                            ====== ====== ======

(2) Change of Control Agreements -- The Company has change of control agreements with its three executive officers pursuant to which each executive officer will receive remuneration of 2.99 times his average base annual compensation over the preceding five years, or the actual number of years if less than five, if his employment is terminated due to a change of control as defined in the agreements. Remuneration which might be payable under these agreements has not been accrued in the consolidated financial statements as a change of control has not occurred.

(3) Pursuant to ten-year agreements with four gasoline suppliers, the Company receives from the suppliers partial funding of the cost of the aboveground gasoline equipment and rebates for the purchase of gasoline. As of September 30, 2001, the total funding subject to these arrangements is $6,917,600. If the Company terminates these agreements before the expiration of the ten years, part of this funding, in addition to the funding previously made to OSSI, must be repaid to the suppliers. The expiration dates range from 2003 to 2008.

(4) Litigation -- The Company is involved in litigation and other legal matters which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

L. Income Taxes:

The provision for income taxes includes the following (in thousands):

                                                               Year Ended
                                                              September 30,
                                                            ------------------
                                                            2001  2000  1999
                                                            ----  ---- -------
      Current tax expense (credit):
       Federal............................................. $  0  $  0 $     0
       State...............................................    2     2     (18)
                                                            ----  ---- -------
                                                               2     2     (18)
                                                            ----  ---- -------
      Deferred tax expense (credit):
       Federal.............................................  388   550  (1,020)
       State...............................................  (93)   20      90
                                                            ----  ---- -------
                                                             295   570    (930)
                                                            ----  ---- -------
                                                            $297  $572 $  (948)
                                                            ====  ==== =======

The tax provision for fiscal year 2001 includes the benefit of net operating loss carryforwards of $2,652,700 for federal income tax purposes and $743,100 for state income tax purposes. During fiscal year 1999, the Company received tax refunds of approximately $753,700 resulting from the filing of its tax returns for fiscal years 1998 and 1997.

Deferred tax liabilities (assets) are comprised of the following at September 30 (in thousands):

                                                       2001     2000     1999
                                                      -------  -------  -------
      Depreciation................................... $ 7,361  $ 6,743  $ 6,087
                                                      -------  -------  -------
      Gross deferred tax liabilities.................   7,361    6,743    6,087
                                                      -------  -------  -------
      Insurance reserves.............................  (1,100)  (1,128)  (1,212)
      Change in accounting method....................       0     (222)    (444)
      Capital leases.................................      60       (9)     (80)
      Deferred compensation..........................     (33)     (12)     (23)
      Deferred income................................  (1,078)  (1,365)    (877)
      Net operating loss carryforward................  (3,440)  (2,516)  (3,098)
      Other..........................................    (450)    (400)    (279)
                                                      -------  -------  -------
      Gross deferred tax assets......................  (6,041)  (5,652)  (6,013)
      Less valuation allowance.......................      45       25      453
                                                      -------  -------  -------
      Net deferred tax assets........................  (5,996)  (5,627)  (5,560)
                                                      -------  -------  -------
                                                      $ 1,365  $ 1,116  $   527
                                                      =======  =======  =======

The financial statements include noncurrent deferred tax liabilities of $2,916,900 and $2,956,300 in 2001 and 2000, respectively, and current deferred tax assets of $1,552,000 and $1,840,300 which are included in prepaid and current deferred taxes.

A reconciliation of the provision for income taxes to an amount determined by application of the statutory federal income tax rate follows (in thousands):

                                                    Year Ended September 30,
                                                   ---------------------------
                                                    2001     2000      1999
                                                   -------  -------  ---------
      Statutory rate.............................. $   254  $   494  $ (1,083)
      Increase (decrease) resulting from:
       Tax credits................................      45        1         0
       Nondeductible items........................      66       61        69
       State taxes (net)..........................     (60)      15        60
       Other (net)................................      (8)       1         6
                                                   -------  -------  --------
      Tax provision (benefit)..................... $   297  $   572  $   (948)
                                                   =======  =======  ========

M. Related Party Transactions:

During fiscal year 1997, the Company granted a loan of $800,000 to the Company's Chairman of the Board and Chief Executive Officer. In January 1999, the interest rate on the loan changed to the brokerage call rate plus 0.5% (5.25% at September 30, 2001). The loan requires payments of $60,000 plus interest on November 1, 1999, 2000, 2001, 2002 and 2003. A final payment of $300,000 is due on November 1, 2004. The loan is collateralized by 303,397 shares of the Company's Common Stock and 73,000 shares of the common stock of Unico Corporation. The balance of this loan at September 30, 2001 was $420,000.

Certain directors and officers of the Company are also directors, officers and controlling shareholders of Unico Corporation ("Unico"), formerly the Company's parent, and other affiliated companies. The following is a summary of significant transactions with these entities:

  (1) The Company leases three stores and certain other locations from Unico and leases its corporate headquarters and six additional locations from affiliates of Unico under agreements classified as operating leases. Aggregate rentals in connection with these leases were $666,600 (2001), $594,500 (2000) and $646,300 (1999). Certain lease agreements made with Unico and an affiliate in fiscal year 2001 were completed in the first two months of fiscal year 2002.

  (2) The Company charges an affiliate of Unico for general and administrative services provided. Such charges amounted to $11,200
      (2001), $11,500 (2000) and $12,300 (1999).

The Company received commissions from TeleBeam Incorporated ("TeleBeam") for coin-operated telephones installed at convenience store locations and for the sale of prepaid telephone cards. Payments received from TeleBeam were $226,300
(2001), $171,600 (2000) and $213,900 (1999). The Company also made payments to
TeleBeam for discounted prepaid telephone cards and telephone service. Payments made to TeleBeam were $1,226,200 (2001), $1,187,800 (2000) and
$1,199,600 (1999). Until its sale in January 2000, the majority of the stock of TeleBeam was beneficially owned or controlled by persons related to the Company's Chairman and Chief Executive Officer.

The Company made payments of approximately $79,200, $80,100 and $81,000 to a director of the Company during fiscal years 2001, 2000 and 1999, respectively, for consulting fees and reimbursement of expenses.

N. Retirement Savings and Incentive Plan:

The Company has a contributory retirement savings plan covering all employees meeting minimum age and service requirements. The Company will match one-half of employee contributions up to 3% of the employee's compensation. The Company's contributions are invested in the Company's Common Stock. The Board of Directors may elect to make additional contributions to be allocated among all eligible employees in accordance with provisions of the plan. The retirement savings plan expense, which is funded currently, was $108,300
(2001), $98,100 (2000) and $96,600 (1999).

O. Deferred Compensation Plan:

The Company has a nonqualified deferred compensation plan which permits key executives to elect annually (via individual contracts) to defer a portion of their compensation until their retirement, death or disability. The Company makes a 50% matching contribution not exceeding $5,000 annually per executive. The deferred compensation expense was $16,200, $27,900 and $21,300 for the years ended September 30, 2001, 2000 and 1999, respectively.

The Company has recorded the liabilities for the deferred compensation plan in the consolidated balance sheets because such liabilities belong to the Company rather than to any plan or trust. The liabilities of $81,800 and $28,100 at September 30, 2001 and 2000, respectively, includes employee deferrals, accrued earnings and matching contributions of the Company. The liability amount is included in deferred income and other liabilities.

P. Equity Compensation Plans:

The Company has an Equity Compensation Plan, pursuant to which no additional stock options may be granted, and a 1996 Equity Compensation Plan, which became effective November 1, 1996. The Company has reserved 67,250 shares of common stock which can be issued in accordance with the terms of the Equity Compensation Plan and 930,317 shares of common stock which can be issued in accordance with the terms of the 1996 Equity Compensation Plan.

Both the Equity Compensation Plan and the 1996 Equity Compensation Plan are collectively discussed as the "Plans" below.

A committee of the Board of Directors has authority to administer the Plans, and the committee may grant qualified incentive stock options to employees of the Company, including officers, whether or not they are directors. The Plans also provide that all nonemployee directors will receive annual nonqualified stock option grants for 2,000 shares of common stock plus 500 shares for each full year the director has served as a member of the board, up to a maximum of 4,000 shares per grant, on the date of each annual meeting. In addition, newly appointed or elected nonemployee directors receive an initial grant for 5,000 shares. Nonemployee directors will also receive grants of stock equal in value to and in lieu of two-thirds of the retainer due to such director. The Company granted options to purchase 32,500, 33,000 and 14,000 shares of common stock to nonemployee directors under the Plans during fiscal years 2001, 2000 and 1999, respectively. The Company also issued 19,850, 27,775 and 8,695 shares of common stock to nonemployee directors during fiscal years 2001, 2000 and 1999, respectively, as part of their annual retainer.

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

Outstanding Options for Shares of Common Stock (in thousands, except per share data) are as follows:

                                                                   Weighted
                                                                   Average   Weighted
                                                                   Exercise   Average
                                                                    Price    Remaining
                                        Outstanding Exercise Price   Per    Contractual
                                          Options     Per Share     Share      Life
                                        ----------- -------------- -------- -----------
   Balance, October 1, 1998...........      536     $2.50 to $8.50  $4.70
   Granted............................      156     $1.38 to $2.89  $1.52
   Canceled...........................     (116)    $3.13 to $7.00  $4.50
                                           ----
   Balance, September 30, 1999........      576     $1.38 to $8.50  $5.03
   Granted............................      304     $1.13 to $2.31  $1.96
   Canceled...........................     (152)    $1.50 to $7.00  $3.68
                                           ----
   Balance, September 30, 2000........      728     $1.13 to $8.50  $4.36
   Granted............................      258     $1.81 to $2.42  $2.21
   Canceled...........................      (41)    $2.00 to $7.70  $4.33
                                           ----
   Balance, September 30, 2001........      945
                                           ====
                                            805     $1.13 to $3.75  $2.27    8.1 years
                                             84     $3.76 to $6.13  $5.40    3.7 years
                                             56     $6.14 to $8.50  $6.74    3.7 years
                                           ----
                                            945     $1.13 to $8.50  $2.81    7.4 years
                                           ====
   Exercisable at September 30, 2001..      463     $1.13 to $8.50  $3.38
                                           ====
   Balance of Shares Reserved for
    Grant at September 30, 2001.......       52
                                           ====

The weighted average fair value of the stock options granted during fiscal years 2001, 2000 and 1999 were $1.84, $1.54 and $1.03, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended September 30, (in thousands):

                                                               2001  2000  1999
                                                               ----  ----  ----
   Risk-free interest rate....................................  4.6%  5.8%  5.9%
   Expected volatility........................................ 86.0% 69.6% 52.2%
   Expected life in years.....................................  9.0   9.0   9.0
   Contractual life in years.................................. 10.0  10.0  10.0
   Fair value of options granted.............................. $475  $469  $161

The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plans been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net earnings (loss) and earnings (loss) per share for the fiscal years ended September 30, 2001, 2000 and 1999 would have been as follows (in thousands, except per share data):

                                                           2001  2000   1999
                                                           ----- ----- -------
   Net earnings (loss):
     As reported.......................................... $ 451 $ 880 $(2,236)
     Pro forma............................................ $ 441 $ 867 $(2,243)
   Basic earnings (loss) per share:
     As reported.......................................... $0.06 $0.13 $ (0.32)
     Pro forma............................................ $0.06 $0.12 $ (0.33)
   Diluted earnings (loss) per share:
     As reported.......................................... $0.06 $0.13 $ (0.32)
     Pro forma............................................ $0.06 $0.12 $ (0.33)

Q. Employee Stock Purchase Plan:

In February 1999, the Company's stockholders approved a stock purchase plan. Under the stock purchase plan, eligible employees may purchase common stock in quarterly offering periods through payroll deductions of up to 25% of compensation. The price per share is 90% of the average market price throughout the quarter but not less than 90% of the lower of the market price at the beginning or end of the market period. The stock purchase plan provides for purchases by employees of up to an aggregate of 500,000 shares. During fiscal years 2001, 2000 and 1999, employees purchased 7,110, 6,260 and 2,004 shares, respectively, pursuant to the stock purchase plan.

                      SUPPLEMENTARY FINANCIAL INFORMATION
                 Selected Quarterly Financial Data (Unaudited):
                     (In thousands, except per share data)

                                              1st      2nd      3rd      4th
                                            Quarter  Quarter  Quarter  Quarter
                                            -------- -------  -------- --------
Year Ended September 30, 2001
Revenues................................... $109,618 $96,753  $112,264 $103,631
Gross Profits..............................   23,267  20,333    23,830   22,833
Net Earnings (Loss)........................ $    520 $(1,226) $    627 $    530
                                            ======== =======  ======== ========
Net Earnings (Loss) Per Share.............. $   0.07 $ (0.17) $   0.09 $   0.08
                                            ======== =======  ======== ========

Year Ended September 30, 2000
Revenues................................... $ 70,241 $68,634  $ 99,186 $110,643
Gross Profits..............................   16,461  15,324    20,835   23,330
Net Earnings (Loss)........................ $    331 $  (744) $    585 $    708
                                            ======== =======  ======== ========
Net Earnings (Loss) Per Share.............. $   0.05 $ (0.11) $   0.08 $   0.10
                                            ======== =======  ======== ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III

In accordance with Instruction G(3), the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the Registrant's Definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after September 30, 2001, the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(A) Financial Statements and Schedules

The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements

                                                                        Page(s)
                                                                        -------
   Report of Deloitte & Touche LLP, Independent Auditors..............      19
   Consolidated Balance Sheets--September 30, 2001 and 2000...........      20
   Consolidated Statements of Operations for the years ended September
    30, 2001, 2000 and 1999...........................................      21
   Consolidated Statements of Stockholders' Equity for the years ended
    September 30, 2001, 2000 and 1999.................................      22
   Consolidated Statements of Cash Flows for the years ended September
    30, 2001, 2000 and 1999...........................................   23-24
   Notes to Consolidated Financial Statements.........................   25-38
   Supplementary Financial Information--Selected Quarterly Financial
    Data (Unaudited)..................................................      39

(2) Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the financial statements and notes thereto included in this report. Schedules not included below have been omitted because they are not applicable or required or because the required information is not material or is included in the financial statements or notes thereto.

The following schedule for the years ended September 30, 2001, 2000 and 1999 is included in this report:

                                                                            Page
                                                                            ----
   Schedule II -- Valuation and Qualifying Accounts........................  45

(B) Reports on Form 8-K

Uni-Marts, Inc. filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended September 30, 2001.

(C) Exhibits

 3.1   Amended and Restated Certificate of Incorporation of the Company (Filed as
       Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended
       March 30, 1995, File No. 0-15164, and incorporated herein by reference thereto).

 3.2   By-Laws of the Company (Filed as Exhibit 3.2 to the Company's Quarterly Report on
       Form 10-Q for the period ended March 30, 1995, File No. 0-15164, and incorporated herein by reference thereto).

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

10.5   Composite copy of Change of Control Agreements between Uni-Marts, Inc. and its executive officers (Filed as Exhibit 10.10 to the Annual Report of Uni-Marts,
       Inc. on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference thereto).

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

10.11  Loan Agreement between FFCA Acquisition Corporation and Uni Realty of Wilkes
       Barre, L.P. dated April 21, 2000 (Filed as Exhibit 20.1 to the Company's Form 8-K
       filed on May 8, 2000 and incorporated herein by reference thereto).

10.12  Loan Agreement between FFCA Funding Corporation and Uni Realty of Luzerne, L.P.
       dated April 21, 2000 (Filed as Exhibit 20.2 to the Company's Form 8-K filed on
       May 8, 2000 and incorporated herein by reference thereto).

10.13  Equipment Loan Agreement between FFCA Acquisition Corporation and Uni-Marts, Inc.
       dated April 21, 2000 (Filed as Exhibit 20.3 to the Company's Form 8-K filed on
       May 8, 2000 and incorporated herein by reference thereto).

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

10.16  Amendment to the Revolving Credit Loan Agreement between Provident Bank and Uni-
       Marts, Inc. dated January 16, 2001 (Filed as Exhibit 10.17 to the Company's
       Quarterly Report on Form 10-Q for the period ended April 5, 2001 and incorporated herein by reference thereto).

10.17  Amendment to the Revolving Credit Loan Agreement between Provident Bank and Uni-
       Marts, Inc. dated March 31, 2001 (Filed as Exhibit 10.18 to the Company's
       Quarterly Report on Form 10-Q for the period ended April 5, 2001 and incorporated herein by reference thereto).

   11  Statement regarding computation of per share earnings (loss).

   21  Subsidiaries of the registrant.

   23  Consent of Deloitte & Touche LLP.

   99  Report on Form 11-K.

(D) Schedules

The schedules listed in Item 14(A) are filed as part of this Annual Report on Form 10-K.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNI-MARTS, INC.
                                          (Registrant)


                                                 /s/ Henry D. Sahakian
                                          By: _________________________________
                                                     Henry D. Sahakian
                                                   Chairman of the Board
                                               (Principal Executive Officer)

                                                 /s/ N. Gregory Petrick
                                          By: _________________________________
                                                     N. Gregory Petrick
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Accounting Officer)
                                               (Principal Financial Officer)

                                          Dated: December 21, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

/s/ Henry D. Sahakian                  Chairman of the Board       December 21, 2001
______________________________________
Henry D. Sahakian

/s/ M. Michael Arjmand                 Director                    December 21, 2001
______________________________________
M. Michael Arjmand

/s/ Herbert C. Graves                  Director                    December 21, 2001
______________________________________
Herbert C. Graves

/s/ Stephen B. Krumholz                Director                    December 21, 2001
______________________________________
Stephen B. Krumholz

/s/ Jack G. Najarian                   Director                    December 21, 2001
______________________________________
Jack G. Najarian

/s/ Frank R. Orloski, Sr.              Director                    December 21, 2001
______________________________________
Frank R. Orloski, Sr.

/s/ Anthony s. Regensburg              Director                    December 21, 2001
______________________________________
Anthony S. Regensburg

/s/ Daniel D. Sahakian                 Director                    December 21, 2001
______________________________________
Daniel D. Sahakian

/s/ Gerold C. Shea                     Director                    December 21, 2001
______________________________________
Gerold C. Shea

                        Uni-Marts, Inc. and Subsidiaries
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

        Column A           Column B        Column C           Column D      Column E
                                           Additions
                                     ---------------------
                                                Charged to
                          Balance at Charged to   other                    Balance at
                          beginning  costs and  accounts--  Deductions--     end of
Description               of period   expenses   describe    describe(1)     period
-----------               ---------- ---------- ---------- --------------- ----------
YEAR ENDED SEPTEMBER 30,
 2001:
Allowance for doubtful
 accounts...............     $226       $35         $0          $ (36)        $225
                             ====       ===        ===          =====         ====

YEAR ENDED SEPTEMBER 30,
 2000:
Allowance for doubtful
 accounts...............     $288       $51         $0          $(113)        $226
                             ====       ===        ===          =====         ====

YEAR ENDED SEPTEMBER 30,
 1999:
Allowance for doubtful
 accounts...............     $385       $59         $0          $(156)        $288
                             ====       ===        ===          =====         ====

--------
(1) Specific account or note receivable written off to allowance.

                        Uni-Marts, Inc. and Subsidiaries
                                 EXHIBIT INDEX

 Number Description
 ------ -----------
   11   Statement regarding computation of per share earnings (loss) for the years ended September 30, 2001, 2000 and 1999.

   21   Subsidiaries of the registrant.

   23   Consent of Deloitte & Touche LLP.

   99   Report on Form 11-K.