Form 10-K/A
period 2001-09-30
UNI MARTS INC
filed 2002-02-06
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A No. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

          For the transition period from                to
                                         --------------    --------------

                         Commission file number 1-11556

                                 UNI-MARTS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                   25-1311379
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

         477 East Beaver Avenue,                           16801-5690
            State College, PA                              (Zip Code)
     (Address of principal executive
                offices)

        Registrant's telephone number, including area code (814) 234-6000

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
             Title of each class                     on which registered
             -------------------                     -------------------
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

     7,072,546 shares of Common Stock were outstanding at December 5, 2001.

                         This Document Contains 7 Pages.

         This Form 10-K/A No. 1 is being filed to amend Item 14 of the Annual Report on Form 10-K of Uni-Marts, Inc. for the fiscal year ended September 30, 2001, which was filed with the Securities and Exchange Commission on December 21, 2001. Item 14, Exhibits, Financial Statements and Reports on Form 8-K, is amended to include the Amended and Restated By-Laws of Uni-Marts, Inc. as
Exhibit 3.2. While the full text of Item 14 is set forth below, only Item 14(C), Exhibits, Exhibit 3.2 is amended in this Form 10-K/A No. 1.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(A)      Financial Statements and Schedules

The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

(1)      Financial Statements

         Report of Deloitte & Touche LLP, Independent Auditors

         Consolidated Balance Sheets--September 30, 2001 and 2000

         Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999

         Consolidated Statements of Stockholders Equity for the years ended
               September 30, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the years ended September 30,
               2001, 2000 and 1999

         Notes to Consolidated Financial Statements

         Supplementary Financial Information--Selected Quarterly Financial Data
               (Unaudited)

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

         Schedule II -- Valuation and Qualifying Accounts

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

3.2      Amended and Restated By-Laws of the Company.

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

10.16 Amendment to the Revolving Credit Loan Agreement between Provident Bank and Uni-Marts, Inc. dated January 16, 2001 (Filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the period ended April 5, 2001 and incorporated herein by reference thereto).

10.17 Amendment to the Revolving Credit Loan Agreement between Provident Bank and Uni-Marts, Inc. dated March 31, 2001 (Filed as Exhibit 10.18 to the Company's Quarterly Report as Form 10-Q for the period ended April 5, 2001 and incorporated herein by reference thereto).

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

                                 UNI-MARTS, INC.
                                 (Registrant)


                                 By:      /s/ Henry D. Sahakian
                                    ---------------------------------------
                                                   Henry D. Sahakian
                                                 Chairman of the Board
                                             (Principal Executive Officer)


                                 By:      /s/ N. Gregory Petrick
                                    ---------------------------------------
                                                  N. Gregory Petrick
                                             Executive Vice President and
                                                Chief Financial Officer
                                            (Principal Accounting Officer)
                                             (Principal Financial Officer)

                                 Dated:  February 6, 2002

                                  EXHIBIT INDEX

Number   Description
------   -----------

3.2      Amended and Restated By-Laws of the Company.