Form 10-Q
period 2002-01-03
UNI MARTS INC
filed 2002-02-15
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               January 3, 2002
                               ------------------------------------------------

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


7,086,953 Common Shares were outstanding at February 8, 2002.














                        This Document Contains 19 Pages.

                        UNI-MARTS, INC. AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION
------------------------------


                                                                                    PAGE(S)
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets -
             January 3, 2002 and September 30, 2001                                   3-4

            Condensed Consolidated Statements of Operations -
             Quarters Ended January 3, 2002 and January 4, 2001                        5

            Condensed Consolidated Statements of Cash Flows -
             Quarters Ended January 3, 2002 and January 4, 2001                       6-7

            Notes to Condensed Consolidated Financial Statements                      8-12

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                     13-15

Item 3.     Quantitative and Qualitative Disclosures About Market
             Risk                                                                     16


PART II.  OTHER INFORMATION
---------------------------


Item 6.     Exhibits and Reports on Form 8-K                                         16-17

Exhibit Index                                                                         19

PART I.             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS


                        UNI-MARTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                            January 3,             September 30,
                                                                               2002                    2001
                                                                            ----------             -------------
                        ASSETS

CURRENT ASSETS:
  Cash                                                                       $  3,976                 $  5,075
  Accounts receivable - less allowances of
   $211 and $225                                                                6,011                    7,156
  Inventories                                                                  18,162                   18,471
  Prepaid and current deferred taxes                                            1,637                    1,672
  Property held for sale                                                        1,786                    3,137
  Prepaid expenses and other                                                    1,164                    1,448
  Loan due from officer - current portion                                           0                        0
                                                                             --------                 --------

         TOTAL CURRENT ASSETS                                                  32,736                   36,959


PROPERTY, EQUIPMENT AND IMPROVEMENTS -
  at cost, less accumulated depreciation and
  amortization of $60,767 and $59,166                                         102,949                  103,488

LOAN DUE FROM OFFICER                                                             360                      420

NET INTANGIBLE AND OTHER ASSETS                                                 7,681                    7,763
                                                                             --------                 --------
         TOTAL ASSETS                                                        $143,726                 $148,630
                                                                             ========                 ========

                        UNI-MARTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (CONTINUED)
                                   (Unaudited)

                                                                            January 3,             September 30,
                                                                               2002                     2001
                                                                            ----------             -------------
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $ 11,696                $ 16,239
  Gas taxes payable                                                             3,614                   3,360
  Accrued expenses                                                              5,844                   6,820
  Current maturities of long-term debt                                          2,940                   2,920
  Current obligations under capital leases                                        350                     391
                                                                             --------                --------
         TOTAL CURRENT LIABILITIES                                             24,444                  29,730

LONG-TERM DEBT, less current maturities                                        81,328                  80,912

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                                                         303                     361

DEFERRED TAXES                                                                  2,974                   2,917

DEFERRED INCOME AND OTHER LIABILITIES                                           5,035                   5,217

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common Stock, par value $.10 per share:
    Authorized 15,000,000 shares
    Issued 7,392,184 and 7,388,083
    shares, respectively                                                          739                     739

  Additional paid-in capital                                                   23,807                  23,833

  Retained earnings                                                             7,088                   6,978
                                                                             --------                --------
                                                                               31,634                  31,550
  Less treasury stock, at cost - 310,897
    and 323,275 shares of Common Stock,
    respectively                                                               (1,992)                 (2,057)
                                                                             --------                --------
                                                                               29,642                  29,493
                                                                             --------                --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $143,726                $148,630
                                                                             ========                ========








                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                           QUARTER ENDED
                                                               January 3,                 January 4,
                                                                  2002                       2001
                                                               ----------                 ----------
REVENUES:
 Merchandise sales                                              $56,254                    $ 50,482
 Gasoline sales                                                  42,295                      58,459
 Other income                                                       440                         677
                                                                -------                    --------

                                                                 98,989                     109,618
                                                                -------                    --------

COSTS AND EXPENSES:
 Cost of sales                                                   76,093                      86,351
 Selling                                                         16,955                      16,695
 General and administrative                                       1,902                       1,871
 Depreciation and amortization                                    2,058                       1,977
 Interest                                                         1,815                       1,936
                                                                -------                    --------

                                                                 98,823                     108,830
                                                                -------                    --------

EARNINGS BEFORE INCOME TAXES                                        166                         788
INCOME TAX PROVISION                                                 56                         268
                                                                -------                    --------

NET EARNINGS                                                    $   110                    $    520
                                                                =======                    ========

NET EARNINGS PER SHARE                                          $  0.02                    $   0.07
                                                                =======                    ========

DILUTED EARNINGS PER SHARE                                      $  0.02                    $   0.07
                                                                =======                    ========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                        7,070                       7,036
                                                                =======                    ========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 ASSUMING DILUTION                                                7,189                       7,068
                                                                =======                    ========


















                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        QUARTER ENDED
                                                   January 3,      January 4,
                                                      2002            2001
                                                   ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers and others           $ 101,383       $ 110,795
 Cash paid to suppliers and employees                (99,108)       (110,678)
 Dividends and interest received                          13              23
 Interest paid (net of capitalized interest
  of $0 and $287)                                     (2,296)         (2,382)
 Income taxes received                                    36              15
                                                   ---------       ---------

    NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                           28          (2,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Receipts from sale of capital assets                      4             242
 Purchase of property, equipment and
  improvements                                        (1,421)         (4,261)
 Note receivable from officer                             60               0
 Cash advanced for intangible and other
  assets                                                 (75)            (60)
 Cash received for intangible and other
  assets                                                  16               9
                                                   ---------       ---------
    NET CASH USED IN INVESTING ACTIVITIES             (1,416)         (4,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (payments) on revolving credit
  agreement                                            1,512             583
 Additional long-term borrowings                           0           3,624
 Principal payments on debt                           (1,231)           (786)
 Proceeds from issuance of common stock                    8               7
                                                   ---------       ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES            289           3,428
                                                   ---------       ---------
NET DECREASE IN CASH                                  (1,099)         (2,869)

CASH:
 Beginning of period                                   5,075           7,882
                                                   ---------       ---------
 End of period                                     $   3,976       $   5,013
                                                   =========       =========

                        UNI-MARTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (CONTINUED)
                                   (Unaudited)

                                                                                 QUARTER ENDED
                                                                            January 3,    January 4,
                                                                               2002          2001
                                                                            ----------    ----------
RECONCILIATION OF NET EARNINGS TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES:

NET EARNINGS                                                                 $   110       $   520

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
  Depreciation and amortization                                                2,058         1,977
  Loss on sale of capital assets and other                                       126            31
  Changes in assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                                        1,144         1,405
    Inventories                                                                  308          (290)
    Prepaid expenses and other                                                 1,636           194
   Increase (decrease) in:
    Accounts payable and accrued expenses                                     (5,265)       (6,206)
    Deferred income taxes and other
     liabilities                                                                 (89)          142
                                                                             -------       -------

     TOTAL ADJUSTMENTS TO NET EARNINGS                                           (82)       (2,747)
                                                                             -------       -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          $    28       ($2,227)
                                                                             =======       =======


                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A.    FINANCIAL STATEMENTS:

      The consolidated balance sheet as of January 3, 2002, the consolidated statements of operations and the consolidated statements of cash flows for the quarters ended January 3, 2002 and January 4, 2001 have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at January 3, 2002 and the results of operations and cash flows for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Certain reclassifications have been made to the September 30, 2001 financial statements to conform to classifications used in fiscal year 2002. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full year.


B.    INTANGIBLE AND OTHER ASSETS:

      Intangible and other assets consist of the following (in thousands):

                                                      January 3,               January 4,
                                                         2002                     2001
                                                      ----------               ----------
      Goodwill                                          $8,874                   $8,874

      Lease acquisition costs                              315                      439

      Noncompete agreements                                250                      250

      Other intangible assets                              181                      165
                                                        ------                   ------
                                                         9,620                    9,728

      Less accumulated amortization                      3,053                    2,717
                                                        ------                   ------
                                                         6,567                    7,011

      Other assets                                       1,114                    1,077
                                                        ------                   ------
                                                        $7,681                   $8,088
                                                        ======                   ======


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

C.    REVOLVING CREDIT AGREEMENT:

      On April 20, 2000, the Company executed a 3-year secured $10.0 million revolving loan agreement (the "Agreement") with $3.5 million available for letters of credit. During the second quarter of fiscal year 2001, the Company amended the Agreement to increase the total credit line to $13.0 million, with $3.5 million available for letters of credit, and amend certain financial covenants. Provisions of the Agreement require the maintenance of certain covenants relating to minimum tangible net worth, interest and fixed charge coverage ratios, as measured on a quarterly basis. In addition, the Agreement places limitations on capital expenditures, additional debt and payment of dividends. The Company was in compliance with these covenants as of January 3, 2002. Borrowings of $7.3 million and letters of credit of $3.0 million were outstanding at January 3, 2002. This facility bears interest at the Company's option based on a rate of either prime plus 1% or LIBOR plus 3.0%. The blended interest rate at January 3, 2002 was 5.40%. The Agreement is collateralized by substantially all of the Company's eligible inventories and eligible receivables and selected properties. The net book value of these selected properties at January 3, 2002 was $2,582,500. During the first quarter of fiscal year 2002, the Company amended this Agreement to extend the maturity date to April 20, 2004, amend certain covenant provisions, and to provide an additional $2.0 million for borrowing on a seasonal basis.

D.    LONG-TERM DEBT:
                                                                    January 3,            September 30,
                                                                       2002                   2001
                                                                    ----------            -------------
                                                                             (In thousands)
      Mortgage Loan.  Principal and interest will
       be paid in 200 remaining monthly installments.
       At January 3, 2002, the coupon rate was 9.08%
       and the effective interest rate was 9.78%,
       net of unamortized fees of $1,298,348
       ($1,329,757 in 2001).                                         $32,075                 $32,331

      Mortgage Loan.  Principal and interest will
       be paid in 221 remaining monthly installments.
       The loan bears interest at LIBOR plus 3.75%.
       At January 3, 2002, the coupon rate was 5.67%
       and the effective interest rate was 6.03%, net
       of unamortized fees of $394,072 ($403,779
       in 2001).                                                      20,912                  21,249

      Mortgage Loan.  Principal and interest will
       be paid in 221 remaining monthly installments.
       At January 3, 2002, the coupon rate was 10.39%
       and the effective interest rate was 10.70%,
       net of unamortized fees of $122,346
       ($124,901 in 2001).                                             6,590                   6,628

      Mortgage Loans.  Principal and interest
       are paid in monthly installments.  The loans
       expire in 2009, 2010, 2020 and 2021.  Interest
       ranges from the prime rate to LIBOR plus
       3.75%.  At January 3, 2002, the blended coupon
       rate was 6.59% and the effective interest rate
       was 6.94%, net of unamortized fees of $149,923
       ($151,688 in 2001).                                             7,389                   7,496

      Revolving Credit Agreement.  Interest is paid
       monthly.  The blended interest rate at
       January 3, 2002 was 5.40%.  (See Note C)                        7,271                   5,758

      Equipment Loans.  Principal and interest are
       paid in monthly installments.  The loans
       expire in 2010 and 2011 and bear interest
       at LIBOR plus 3.75%.  At January 3, 2002,
       the blended coupon rate was 5.67% and the
       effective interest rate was 6.21%, net of
       unamortized fees of $165,050 ($174,996
       in 2001).                                                       9,060                   9,375

      Equipment Loan.  Principal and interest will
       be paid in 102 remaining monthly installments.
       The loan expires in 2010.  At January 3, 2002,
       the coupon rate was 10.73% and the effective
       interest rate was 11.20%, net of unamortized
       fees of $16,287 ($17,124 in 2001).                                971                     995
                                                                     -------                 -------
                                                                      84,268                  83,832
      Less current maturities                                          2,940                   2,920
                                                                     -------                 -------
                                                                     $81,328                 $80,912
                                                                     =======                 =======

      The mortgage loans are collateralized by $70,191,500 of property, at net book value, and the equipment loans are collateralized by $5,528,200 of equipment, at net book value.

      Aggregate maturities of long-term debt (net of loan fee amortization) during the next five years are as follows (in thousands):

                September 30,
                    2002                               $ 1,844
                    2003                                 2,691
                    2004                                10,208
                    2005                                 3,205
                    2006                                 3,495
                Thereafter                              62,825
                                                       -------
                                                       $84,268
                                                       =======

E.    RELATED PARTY TRANSACTIONS:

      Certain directors and officers of the Company are also directors, officers and controlling shareholders of Unico Corporation ("Unico"), formerly the Company's parent, and other affiliated companies from which the Company leases its corporate headquarters and various store and other locations under agreements classified as operating leases. During the first quarter of fiscal year 2002, the Company completed lease agreements for two stores and certain equipment with Unico and an affiliate. These leases provide for annual rents aggregating $548,200. Aggregate rentals in connection with all such leases for the quarters ended January 3, 2002 and January 4, 2001 were $224,400 and $166,700, respectively.


F.    NEW ACCOUNTING PRONOUNCEMENTS:

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 and in August 2001, issued SFAS No. 144. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that such assets with indefinite lives not be amortized but be tested annually for impairment and provides specific guidance for such testing. This statement also requires disclosure of information regarding goodwill and other assets that was previously not required. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," provides additional guidance for impairment testing and determination of when an asset is considered to be for sale. The Company is not required to adopt these accounting standards until fiscal year 2003. At this time, the Company has not determined the impact these standards will have on the Company's financial statements.

G.    CONTINGENCIES:

      (1) Leases -- The Company leases its corporate headquarters, 131 of its store locations and certain equipment. Future minimum lease payments under capital leases and noncancellable operating leases are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses.

                                                          Capital    Operating     Rental
                                                          Leases       Leases      Income
                                                          -------    ---------     ------
                                                                   (In thousands)
              Nine months ending
                September 30, 2002                         $342       $ 4,349      $  625
              Fiscal year 2003                              180         5,263         640
              Fiscal year 2004                              140         3,944         491
              Fiscal year 2005                               31         2,822         385
              Fiscal year 2006                               31         1,630         198
              Thereafter                                     52         5,289         401
                                                           ----       -------      ------
              Total future minimum
                lease payments                              776       $23,297      $2,740
                                                                      =======      ======
              Less amount representing
                interest                                    123
                                                           ----
              Present value of future
                payments                                    653

              Less current maturities                       350
                                                           ----
                                                           $303
                                                           ====

      (2) Litigation -- The Company is involved in litigation and other legal matters which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.
                        UNI-MARTS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:

                                                                   QUARTER ENDED
                                                             January 3,        January 4,
                                                                2002              2001
                                                             ----------        ----------
Revenues:
  Merchandise sales                                              56.8%             46.1%
  Gasoline sales                                                 42.7              53.3
  Other income                                                    0.5               0.6
                                                                -----             -----
Total revenues                                                  100.0             100.0

Cost of sales                                                    76.9              78.8
                                                                -----             -----

Gross profit:
  Merchandise (as a percentage of
   merchandise sales)                                            31.6              33.2
  Gasoline (as a percentage of
   gasoline sales)                                               11.1              10.0

Total gross profit                                               23.1              21.2

Costs and expenses:
  Selling                                                        17.1              15.2
  General and administrative                                      1.9               1.7
  Depreciation and amortization                                   2.1               1.8
  Interest                                                        1.8               1.8
                                                                -----             -----

Total expenses                                                   22.9              20.5

Earnings before income taxes                                      0.2               0.7

Income tax provision                                              0.1               0.2
                                                                -----             -----
Net earnings                                                      0.1%              0.5%
                                                                =====             =====


OPERATING DATA (RETAIL LOCATIONS ONLY):
(In thousands, except per gallon data)
 Average, per store, for stores open two
   full comparable periods:
   Merchandise sales                                          $   188           $   173
   Gasoline sales                                             $   165           $   238
   Gallons of gasoline sold                                       174               184
 Total gallons of gasoline sold                                45,137            45,637
 Gross profit per gallon of
  gasoline                                                    $ 0.104           $ 0.128

STORE INFORMATION:
 Company-operated stores                                          294               292
 Franchisee-operated stores                                         7                 7
 Locations with self-service gasoline                             238               238

RESULTS OF OPERATIONS:

Matters discussed below should be read in conjunction with "Operating Data (Retail Locations Only)" on the preceding page. Certain statements contained in this report are forward looking, such as statements regarding the Company's plans and strategies or future financial performance. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors discussed elsewhere in this report, the Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation, general economic, business and market conditions; environmental, tax and tobacco legislation or regulation; volatility of gasoline prices, margins and supplies; changes in corporate strategy; merchandising margins; customer traffic; weather conditions; labor costs and the level of capital expenditures.

In the last twelve months, the Company continued its store evaluation and strategic initiative program by converting convenience stores to Choice Cigarette Discount Outlets ("Choice") or closing locations. During that period, 21 convenience stores were converted to Choice stores and three convenience stores were closed. The Company also expanded its store base during this period by constructing or acquiring three convenience stores and two Choice locations. The Company intends to aggressively pursue the conversion of convenience stores to Choice outlets to achieve additional improvement to store profitability.

QUARTERS ENDED JANUARY 3, 2002 AND JANUARY 4, 2001
--------------------------------------------------

Total revenues in the first quarter of fiscal year 2002 were $99.0 million compared to total revenues of $109.6 million in the same quarter of fiscal year 2001, a decline of $10.6 million, or 9.7%. This decline is the net result of a $5.8 million increase in merchandise sales, a $16.2 million decline in gasoline sales and a $200,000 decline in other income. Merchandise sales were $56.3 million in the quarter ended January 3, 2002, an increase of $5.8 million, or 11.4%, over merchandise sales of $50.5 million in the quarter ended January 4, 2001. This increase is largely attributable to higher sales levels per store. Merchandise sales at comparable stores increased 8.5%. Gasoline sales were $42.3 million in the quarter ended January 3, 2002, compared to gasoline sales of $58.5 million in the quarter ended January 4, 2001, a decline of $16.2 million, or 27.6%. The national decline in consumer demand during the period resulted in declines in gasoline sales dollars, gallons sold and profit per gallon sold. A
34.4 cent per gallon decline in the average selling price of gasoline in comparison to the same quarter in the last fiscal year was the leading factor in the Company's decline in gasoline sales. Gasoline gallons sold at comparable stores declined 5.3%.

Gross profits on merchandise sales increased by $1.0 million, or 6.1%, from $16.8 million in the first quarter of fiscal year 2001 to $17.8 million in the first quarter of fiscal year 2001. This increase is attributable to increased merchandise sales offset, to some degree, by lower gross profit rates. Gross profits on gasoline sales declined by $1.2 million, or 19.8%, due primarily to lower gross profits per gallon sold. The Company remained price competitive in the retail gasoline market throughout the quarter, resulting in lower gross profits per gallon sold.

Selling expenses in the quarter ended January 3, 2002 increased by $260,000, or 1.6%, due primarily to a slight increase in the number of stores in operation. General and administrative expense increased by $31,000, or 1.7%, due primarily to increased salaries that went into effect at the beginning of the fiscal year. Depreciation and amortization expense increased by $81,000, or 4.1%, due largely to the depreciation of equipment at new stores and newly converted Choice stores. Interest expense declined by $121,000, or 6.3%, due to lower interest rates.

Earnings before income taxes in the first quarter of fiscal year 2002 were $166,000 compared to pre-tax earnings of $788,000 in the same period of the previous year. The decline of $622,000 is largely attributable to the decline in gasoline gross profits and higher expenses, offset, in part, by increased merchandise gross profits. The provision for income taxes remained fairly level as a percentage of earnings before income taxes. Net earnings in the first quarter of the current fiscal year were $110,000, or $0.02 per share, compared to net earnings of $520,000, or $0.07 per share, in the quarter ended January 4, 2001.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash to acquire and construct new stores and renovate existing locations.

During the first quarter of fiscal year 2002, the Company amended its revolving credit agreement to extend the maturity date to April 2004, amend certain covenant provisions, and to provide an additional $2.0 million available for borrowing on a seasonal basis. At January 3, 2002, $4.7 million were available for borrowing under this agreement.

Capital requirements for debt service and capital leases for the remainder of fiscal year 2002 are approximately $2.2 million. Anticipated capital expenditures in the balance of the fiscal year are approximately $1.1 million for the replacement of store equipment and upgrading the Company's data processing systems.

Operating lease commitments for the balance of fiscal year 2002 are approximately $4.3 million. These commitments for fiscal years 2003, 2004, 2005, and 2006 are approximately $5.3 million, $3.9 million, $2.8 million, and $1.6 million, respectively.

Management believes that cash from operations and the available credit facilities will be sufficient to meet the Company's obligations for the foreseeable future.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 and in August 2001, issued SFAS No. 144. SFAS NO. 142, "Goodwill and Other Intangible Assets," requires that such assets with indefinite lives not be amortized but be tested annually for impairment and provides specific guidance for such testing. This statement also requires disclosure of information regarding goodwill and other assets that was previously not required. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," provides additional guidance for impairment testing and determination of when an asset is considered to be for sale. The Company is not required to adopt these accounting standards until fiscal year 2003. At this time, the Company has not determined the impact these standards will have on the Company's financial statements.

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

To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, mortgage loans and equipment loans at January 3, 2002.

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

                                                 Fiscal Year of Maturity
                                              (dollar amounts in thousands)
                                                                                                    Total       Fair
                                                                                                   Due At    Value at
                                         2002     2003     2004     2005     2006    Thereafter   Maturity    1/3/02
                                        ------   ------   ------   ------   ------   ----------   --------   --------
Interest-rate sensitive assets:
------------------------------
  Noninterest-bearing
  checking accounts                    $1,680   $    0   $    0   $    0   $    0     $     0     $ 1,680    $ 1,680

  Interest-bearing
  checking accounts                    $2,296   $    0   $    0   $    0   $    0     $     0     $ 2,296    $ 2,296
  Average interest rate                  1.55%                                                       1.55%
                                       -----------------------------------------------------------------------------
                                       $3,976                                                     $ 3,976    $ 3,976
                                         0.90%                                                       0.90%       --

Interest-rate sensitive liabilities:
-----------------------------------
  Variable-rate borrowings             $1,031   $8,842   $1,692   $1,823   $1,963     $27,600     $42,951    $42,951
  Average interest rate                  5.60%    5.60%    5.64%    5.64%    5.64%       5.65%       5.65%       --

  Fixed-rate borrowings                $  814   $1,120   $1,245   $1,382   $1,532     $35,225     $41,318    $44,654
  Average interest rate                  9.34%    9.34%    9.34%    9.34%    9.34%       9.34%       9.34%       --
                                       -----------------------------------------------------------------------------
                                       $1,845   $9,962   $2,937   $3,205   $3,495     $62,825     $84,269    $87,605
                                         7.43%    7.44%    7.65%    7.67%    7.69%       7.72%       7.72%       --



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

         3.1 Amended and Restated Certificate of Incorporation of the Company (Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference thereto).

         3.2            Amended and Restated By-Laws of the Company (Filed as
                        Exhibit 3.2 to the Annual Report of Uni-Marts, Inc. on Form 10-K/A for the year ended September 30, 2001, filed on February 6, 2002, and incorporated herein by reference thereto).

         4.1            Form of the Company's Common Stock Certificate (Filed as
                        Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1993, File No. 1-11556, and incorporated herein by reference thereto).

         4.2 Rights Agreement (Filed as Exhibit 4(ii) to the Company's Registration Statement on Form 8-A/A, filed February 14, 2002, File No. 1-11556, and incorporated herein by reference thereto).

         10.1 Amendments 2001-1, 2001-2 and 2001-3 to the Uni-Marts, Inc. Equity Compensation Plan dated December 7, 2001.

         10.2 Third Amendment to the revolving credit Loan Agreement between Provident Bank and Uni-Marts, Inc. dated December 21, 2001.

         11             Statement regarding computation of per share earnings.


(b)   REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the quarter ended January 3, 2002.

      The Company filed a report on Form 8-K on February 6, 2002, and an amendment thereto on February 14, 2002, reporting the adoption by the Company of a shareholder rights plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Uni-Marts, Inc.
                                         -----------------------------------
                                                    (Registrant)



Date February 15, 2002                   /S/ HENRY D. SAHAKIAN
     -----------------                   -----------------------------------
                                         Henry D. Sahakian
                                         Chairman of the Board
                                         (Principal Executive Officer)



Date February 15, 2002                   /S/ N. GREGORY PETRICK
     -----------------                   -----------------------------------
                                         N. Gregory Petrick
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)
                                         (Principal Financial Officer)

                        UNI-MARTS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX



Number                Description

10.1 Amendments 2001-1, 2001-2 and 2001-3 to the Uni-Marts, Inc. 1996 Equity Compensation Plan dated December 7, 2001.

10.2 Third Amendment to the revolving credit Loan Agreement between Provident Bank and Uni-Marts, Inc. dated December 21, 2001.

11                    Statement regarding computation of per share earnings.