Form 10-Q
period 2002-04-04
UNI MARTS INC
filed 2002-05-20
CIK 805020

PAGE 1
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-11556

UNI-MARTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1311379
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

477 East Beaver Avenue
State College, PA	16801-5690
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (814) 234-6000

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

7,110,566 Common Shares were outstanding at May 10, 2002.

This Document Contains 25 Pages.

PAGE 2
UNI-MARTS, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION
		PAGE(S)

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets -
	April 4, 2002 and September 30, 2001	3-4

	Condensed Consolidated Statements of Operations -
	Quarter Ended and Two Quarters Ended
	April 4, 2002 and April 5, 2001	5

	Condensed Consolidated Statements of Cash Flows -
	Two Quarters Ended April 4, 2002 and April 5, 2001	6-7

	Notes to Condensed Consolidated Financial Statements	8-12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13-17

Item 3.	Quantitative and Qualitative Disclosures
	about Market Risk	18

PART II - OTHER INFORMATION

Item 2.	Changes in Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19-22

Item 6.	Exhibits and Reports on Form 8-K	23

Exhibit Index		25

PAGE 3
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

UNI-MARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

April 4,	September 30,
2002	2001

ASSETS

CURRENT ASSETS:
Cash	$ 4,179	$ 5,075
Accounts receivable - less allowances of $197 and $225	5,897	7,156
Inventories	18,710	18,471
Prepaid and current deferred taxes	1,643	1,672
Property held for sale	1,387	3,137
Prepaid expenses and other	851	1,448

TOTAL CURRENT ASSETS	32,667	36,959

PROPERTY, EQUIPMENT AND IMPROVEMENTS -
at cost, less accumulated depreciation and
amortization of $62,370 and $59,166	101,454	103,488

LOAN DUE FROM OFFICER	360	420

NET INTANGIBLE AND OTHER ASSETS	7,564	7,763

TOTAL ASSETS	$142,045	$148,630
	=======	=======

(Continued)
PAGE 4
UNI-MARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(CONTINUED)
(Unaudited)

	April 4,	September 30,
	2002	2001

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 13,124	$ 16,239
Gas taxes payable	3,788	3,360
Accrued expenses	6,904	6,820
Current maturities of long-term debt	2,947	2,920
Current obligations under capital leases	275	391

TOTAL CURRENT LIABILITIES	27,038	29,730

LONG-TERM DEBT, less current maturities	78,921	80,912

OBLIGATIONS UNDER CAPITAL LEASES,
less current maturities	278	361

DEFERRED TAXES	2,368	2,917

DEFERRED INCOME AND OTHER LIABILITIES	4,873	5,217

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $1.00 per share:
Authorized 100,000 shares
Issued none	0	0
Common Stock, par value $.10 per share:
Authorized 16,000,000 shares
Issued 7,414,197 and 7,388,083 shares, respectively	741	739

Additional paid-in capital	23,838	23,833

Retained earnings	5,949	6,978

	30,528	31,550
Less treasury stock, at cost - 304,972 and
323,275 shares of Common Stock, respectively	(1,961)	(2,057)

	28,567	29,493

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$142,045	$148,630
	=======	=======
See notes to consolidated financial statements
PAGE 5
UNI-MARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	QUARTER ENDED			TWO QUARTERS ENDED
	April 4,	April 5,		April 4,		April 5,
	2002	2001		2002		2001
REVENUES:
Merchandise sales	$52,575	$47,119		$108,829		$ 97,601
Gasoline sales	39,150	49,242		81,445		107,701
Other income	469	392		909		1,069

	92,194	96,753		191,183		206,371
COSTS AND EXPENSES:
Cost of sales	71,229	76,420		147,322		162,771
Selling	16,903	16,376		33,858		33,070
General and administrative	2,141	1,736		4,043		3,607
Depreciation and amortization	2,071	2,031		4,129		4,009
Interest	1,594	2,048		3,409		3,984

	93,938	98,611		192,761		207,441

LOSS BEFORE INCOME TAXES	(1,744)	(1,858)		(1,578)		(1,070)
INCOME TAX BENEFIT	(605)	(632)		(549)		(364)

NET LOSS	( $ 1,139)	( $ 1,226)	(	$ 1,029)	(	$ 706)

NET LOSS PER SHARE	( $ 0.16)	( $ 0.17)	(	$ 0.15)	(	$ 0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,095	7,049		7,082		7,043
	=====	=====		======		======

See notes to consolidated financial statements
PAGE 6
UNI-MARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

TWO QUARTERS ENDED
April 4,		April 5,
2002			2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and others	$193,821		$207,515
Cash paid to suppliers and employees	(186,917)		(205,051)
Dividends and interest received	26		44
Interest paid (net of capitalized interest
of $0 and $264)	(3,801)		(4,392)
Income taxes received	29		7

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,158		(1,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts from sale of capital assets	109		329
Purchase of property, equipment and
improvements	(1,891)		(7,002)
Note receivable from officer	60		0
Cash advanced for intangible and other assets	(89)		(72)
Cash received for intangible and other assets	15		31

NET CASH USED IN INVESTING ACTIVITIES	(1,796)		(6,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) borrowings on revolving credit agreement	(214)		2,005
Additional long-term borrowings	0		3,999
Principal payments on debt	(2,062)		(1,555)
Proceeds from issuance of common stock	18		9

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES	(2,258)		4,458

NET DECREASE IN CASH	(896)		(4,133)

CASH:
Beginning of period	5,075		7,882

End of period	$ 4,179		$ 3,749
	=======		=======

PAGE 7
UNI-MARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)
(Unaudited)

	TWO QUARTERS ENDED
		April 4,	April 5,
		2002	2001

RECONCILIATION OF NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:

NET LOSS		($1,029)	( $ 706)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization		4,129	4,009
Loss on sale of capital assets and other		289	161
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		1,259	1,552
Inventories		(239)	(1,030)
Prepaid expenses and other		2,217	412
Increase (decrease) in:
Accounts payable and accrued expenses		(2,604)	(5,609)
Deferred income taxes and other liabilities		(864)	(666)

TOTAL ADJUSTMENTS TO NET LOSS		4,187	(1,171)

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES		$3,158	($1,877)
		=====	=====

See notes to consolidated financial statements

UNI-MARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.     FINANCIAL STATEMENTS:

The consolidated balance sheet as of April 4, 2002, the consolidated statements of operations and the consolidated statements of cash flows for the quarter ended and two quarters ended April 4,
2002 and April 5, 2001, respectively, have been prepared by Uni-Marts, Inc. (the "Company")
without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at April 4,
2002 and the results of operations and cash flows for all periods presented have been made.

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

B.     INTANGIBLE AND OTHER ASSETS:

        Intangible and other assets consist of the following (in thousands):

April 4,		April 5,
2002		2001

Goodwill	$8,874	$8,874

Lease acquisition costs	315	439

Noncompete agreements	250	250

Other intangible assets	164	162

	9,603	9,725

Less accumulated amortization	3,168	2,833

	6,435	6,892

Other assets	1,129	1,054

	$7,564	$7,946
	=====	=====

B.     INTANGIBLE AND OTHER ASSETS (CONTINUED):

Goodwill represents the excess of costs over the fair value of net assets acquired in business combinations and is amortized on a straight-line basis over periods of 13 to 40 years. Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-
line basis over the related lease terms. It is the Company's policy to periodically review and evaluate the recoverability of the intangible assets by assessing current and future profitability and cash flows and to determine whether the amortization of the balances over their remaining lives can be recovered through expected future results and cash flows.

C.     REVOLVING CREDIT AGREEMENT:

On April 20, 2000, the Company executed a 3-year secured $10.0 million revolving loan agreement (the "Agreement") with $3.5 million available for letters of credit. Provisions of the
Agreement require the maintenance of certain covenants relating to minimum tangible net worth, interest and fixed-charge coverage ratios, as measured on a quarterly basis. In addition, the
Agreement places limitations on capital expenditures, additional debt and payment of dividends.
In the second quarter of fiscal year 2001, the Company amended the Agreement to increase the total credit line to $13.0 million, with $3.5 million available for letters of credit, and amend certain financial covenants. During the first quarter of fiscal year 2002, the Company amended the Agreement to extend the maturity date to April 20, 2004, amend certain covenant provisions and provide an additional $2.0 million for borrowing on a seasonal basis. The Company was in compliance with these covenants as of April 4, 2002. Borrowings of $5.5 million and letters of credit of $3.0 million were outstanding at April 4, 2002. This facility bears interest at the
Company's option based on a rate of either prime plus 1.0% or LIBOR plus 3.0%. The blended interest rate at April 4, 2002 was 5.29%. The Agreement is collateralized by substantially all of the Company's eligible inventories and eligible receivables as well as selected properties. The net book value of these selected properties at April 4, 2002 was $2.6 million.

D. LONG-TERM DEBT:	April 4,	September 30,
	2002	2001
(In thousands)
Mortgage Loan. Principal and interest will be paid in 197 remaining monthly installments. At April 4, 2002, the coupon rate was 9.08% and the effective interest rate was 9.79%, net of unamortized fees of $1,266,938 ($1,329,757 in 2001).	$31,885	$32,331

Mortgage Loan. Principal and interest will be paid in 218 remaining monthly installments. The loan bears interest at LIBOR plus 3.75%. At April 4, 2002, the coupon rate was 5.49% and the effective interest rate was 6.04%, net of unamortized fees of $384,365 ($403,779 in 2001).	20,748	21,249

Mortgage Loan. Principal and interest will be paid in 218 remaining monthly installments. At April 4, 2002, the coupon rate was 10.39% and the effective interest rate was 10.71%, net of unamortized fees of $119,792 ($124,901 in 2001).	6,561	6,628

Mortgage Loans. Principal and interest are paid in monthly installments. The loans expire in 2009, 2010, 2020 and 2021. Interest ranges from the prime rate to LIBOR plus 3.75%. At April 4, 2002, the blended coupon rate was 6.35% and the effective interest rate was 6.84%, net of unamortized fees of $148,257 ($151,688 in 2001).	7,323	7,496

Revolving Credit Agreement. Interest is paid monthly. The blended interest rate at April 4, 2002 was 5.29%. (See Note C)	5,545	5,758

Equipment Loans. Principal and interest will be paid in monthly installments. The loans expire in 2010 and 2011 and bear interest at LIBOR plus 3.75%. At April 4, 2002, the blended coupon rate was 5.49% and the effective interest rate was 6.02%, net of unamortized fees of $155,104 ($174,996 in 2001).	8,852	9,375

Equipment Loan. Principal and interest will be paid in 99 remaining monthly installments. The loan expires in 2010. At April 4, 2002, the coupon rate was 10.73% and the effective interest rate was 11.20%, net of unamortized fees of $15,450 ($17,124 in 2001).	954	995

	81,868	83,832
Less current maturities	2,947	2,920

	$78,921	$80,912
	======	======

  LONG TERM DEBT (CONTINUED):

The mortgage loans are collateralized by $69,627,300 of property, at net book value, and the equipment loans are collateralized by $5,434,200 of equipment, at net book value.

Aggregate maturities of long-term debt (net of loan fee amortization) during the next five years are as follows (in thousands):

September 30,
2002	$ 1,169
2003	2,691
2004	8,482
2005	3,205
2006	3,495
Thereafter	62,826

$81,868
======

  RELATED PARTY TRANSACTIONS:

Certain directors and officers of the Company are also directors, officers and controlling shareholders of Unico Corporation ("Unico"), formerly the Company's parent, and other affiliated companies from which the Company leases its corporate headquarters and various store and other locations under agreements classified as operating leases. During the first quarter of fiscal year
2002, the Company completed lease agreements for two stores and certain equipment with Unico and an affiliate. These locations provide for annual rents aggregating $554,400. Aggregate rentals in connections with all such leases for the two quarters ended April 4, 2002 and April 5,
2001 were $547,200 and $315,100, respectively.
  NEW ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 and, in
August 2001, issued SFAS No. 144. SFAS No. 142, "Goodwill and Other Intangible Assets,"
requires that such assets with indefinite lives not be amortized but be tested annually for impairment and provides specific guidance for such testing. This statement also requires disclosure of information regarding goodwill and other assets that was previously not required.
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

G.     COMMITMENTS AND CONTINGENCIES:

(1)     Leases -- The Company leases its corporate headquarters, 131 of its store locations and certain equipment. Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at
         April 4, 2002 are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses.

	Capital	Operating	Rental
	Leases	Leases	Income
		(In thousands)

Six months ending
September 30, 2002	$224	$ 3,428	$ 426
Fiscal Year 2003	180	6,086	700
Fiscal Year 2004	140	5,245	525
Fiscal Year 2005	31	4,032	304
Fiscal Year 2006	31	2,778	217
Thereafter	52	9,872	430

Total future minimum
lease payments	658	$31,441	$2,602
		======	=====
Less amount representing
interest	105

Present value of future
payments	553

Less current maturities	275

	$278
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
PAGE 13
ITEM 2
UNI-MARTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:

QUARTER ENDED	TWO QUARTERS ENDED
April 4, 2002	April 5, 2001	April 4, 2002	April 5, 2001
Revenues:
Merchandise sales	57.0%	48.7%	56.9%	47.3%
Gasoline sales	42.5	50.9	42.6	52.2
Other income	0.5	0.4	0.5	0.5
Total revenues	100.0	100.0	100.0	100.0

Cost of sales	77.3	79.0	77.1	78.9

Gross profit:
Merchandise (as a percentage of merchandise sales)	30.5	32.4	31.0	32.8
Gasoline (as a percentage of gasoline sales)	11.4	9.5	11.2	9.8

Total gross profit	22.7	21.0	22.9	21.1

Costs and expenses:
Selling	18.3	16.9	17.7	16.0
General and administrative	2.3	1.8	2.1	1.7
Depreciation and amortization	2.2	2.1	2.1	2.0
Interest	1.7	2.1	1.8	1.9

Total expenses	24.5	22.9	23.7	21.6

Loss before income taxes	(1.8)	(1.9)	(0.8)	(0.5)

Income tax benefit	(0.7)	(0.7)	(0.3)	(0.2)

Net loss	(1.1)%	(1.2)%	(0.5)%	(0.3)%
=====	=====	=====	=====
OPERATING DATA (RETAIL LOCATIONS ONLY): (In thousands, except per gallon data)
Average, per store, for stores open two
full comparable periods:
Merchandise sales	$ 172	$ 161	$ 360	$ 335
Gasoline sales	$ 154	$ 203	$ 315	$ 435
Gallons of gasoline sold	160	168	330	348
Total gallons of gasoline sold	40,989	41,036	86,126	86,674
Gross profit per gallon of
gasoline	$ 0.109	$ 0.114	$ 0.106	$ 0.122

STORE INFORMATION:
Company-operated stores	295	292	295	292
Franchisee-operated stores	6	7	6	7
Locations with self-service gasoline	238	237	238	237

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

In the last twelve months, the Company continued its store evaluation and strategic initiative program by converting convenience store locations to Choice Cigarette Discount Outlets ("Choice") or closing locations. During that period, 20 convenience stores were converted to Choice stores and two convenience stores were closed. The Company also expanded its store base during this period by constructing or acquiring three convenience stores and one Choice location. The Company intends to aggressively pursue the conversion of convenience stores to Choice outlets to achieve additional improvement to store profitability. As previously announced, the Company has hired financial advisors to assist the Company in the exploration and evaluation of all of its strategic alternatives to enhance stockholder value. If this evaluation leads to the disposition of assets in excess of certain amounts, Messrs. Henry D. Sahakian, Ara M. Kervandjian and N. Gregory Petrick will be eligible to receive bonuses pursuant to a Transaction Success Bonus Plan adopted by the Company. The aggregate amount of such bonuses will be based upon the total consideration received for such assets.

Quarters Ended April 4, 2002 and April 5, 2001

For the second quarter of fiscal 2002, ended April 4, 2002, total revenues were $92.2 million, a decline of $4.6 million, or 4.7%, compared to total revenues of $96.8 million for the second quarter of fiscal
2001, ended April 5, 2001. The decline in revenues is primarily the result of a $10.1 million decline in gasoline sales to $39.1 million, compared to gasoline sales of $49.2 million in the second quarter of fiscal 2001. For the most part, this decline is due to a 24.5 cent per gallon decline in the average retail price per gallon sold in the current fiscal quarter compared to the same quarter of the prior fiscal year.
Merchandise sales increased by $5.5 million, or 11.6%, to $52.6 million, while other income increased by $77,000 to $469,000 for the second quarter of fiscal 2002. At comparable stores, merchandise sales increased by 6.8%, while gasoline gallons sold at comparable stores declined by 4.7% compared to the prior year's second fiscal quarter. Marketing programs combined with mild weather conditions contributed to increased merchandise sales levels per store in the second quarter of fiscal 2002.

Gross profits on merchandise sales were $16.0 million, an increase of $770,000, or 5.1%, compared to merchandise gross profits of $15.2 million in the second quarter of fiscal 2001. This increase was somewhat offset by a 1.9% decline in the merchandise gross margin rate for the current quarter.
Competitive gasoline market conditions combined with a continued decline in consumer demand resulted in lower gasoline sales dollars, gallons sold and gross profits per gallon during the second quarter of fiscal 2002 when compared to the same quarter in fiscal 2001. Gasoline gross profit margins declined by $216,000, or 4.6%, to $4.5 million. Gasoline gallons sold declined by 47,000 gallons, to
41.0 million gallons sold in the current fiscal quarter compared to the second quarter of fiscal 2001.
Gasoline gross profits per gallon declined slightly in comparison to the second quarter of fiscal 2001.

Selling expenses increased by $527,000, or 3.2%, to $16.9 million for the fiscal 2002 second quarter, due to additional operating leases for store improvements, higher insurance reserves and two additional stores in operation. General and administrative expense increased by $405,000, or 23.3%, to $2.1 million due to increased legal and professional fees, in part associated with matters related to the
Annual Meeting of Stockholders held on February 21, 2002, and additional salaried positions.
Depreciation and amortization expense increased by $40,000, or 2.0%, to $2.0 million as the result of depreciation of new equipment for store improvements. Lower borrowing rates resulted in a $454,000, or 22.2%, decline in interest expense to $1.6 million for the current fiscal quarter.

Losses before income taxes were $1.7 million in the second quarter of fiscal 2002, compared to a pre-
tax loss of $1.9 million in the second quarter of fiscal 2001. Improved merchandise sales levels contributed to the improvement in financial performance, however, these improved sales levels were offset by lower gasoline sales and margin levels. The provision for income taxes remained the same as a percentage of earnings before income taxes for the comparable quarters. Net losses were $1.1 million, or $0.16 per share, for the quarter ended April 4, 2002, compared to net losses of $1.2 million, or $0.17 per share, for the quarter ended April 5, 2001.

Two Quarters Ended April 4, 2002 and April 5, 2001

Total revenues for the first two quarters of fiscal 2002 were $191.2 million, a decline of $15.2 million, or 7.4%, compared to total revenues of $206.4 million for the two quarters ended April 5, 2001. The leading factor in the revenue decline was a $26.3 million, or 24.4%, decline in gasoline sales for the current reporting period compared to the same six-month period of fiscal 2001. Merchandise sales increased by $11.2 million, or 11.5%, to $108.8 million from $97.6 million in the first six months of fiscal 2001 due to higher comparable store sales and contributions from mild winter weather conditions. The decline in gasoline sales for the first six months of fiscal 2002 to $81.4 million from
$107.7 million for the six-month period of fiscal 2001 was due primarily to a 29.7 cent per gallon decline in the average retail price per gallon sold in comparison to the same six-month period of fiscal
2001. At comparable stores, merchandise sales increased by 7.4%, while gasoline sales at comparable stores declined by 5.0% for the first two quarters of fiscal 2002 compared to the same period of fiscal
2001. Other income declined by $160,000, or 14.9%, to $909,000 for the current six-month period.

Gross profits on merchandise sales for the first six months of fiscal 2002 increased by $1.8 million, or
5.6%, to $33.8 million. The merchandise gross margin rate declined by 1.7% in the current six-month period compared to the same period in fiscal year 2001. Competitive gasoline market conditions contributed to a 13.0% decline in gasoline gross profit margins to $9.2 million for the first two quarters of fiscal 2002, compared to $10.5 million for the first two quarters of fiscal 2001. Gasoline gallons sold declined by 547,000 gallons to 86.1 million gallons, and gross profit margins per gallon sold declined slightly for the six-month period ended April 4, 2002 when compared to the same period ended April 5, 2001.

Selling expenses increased by 2.4% to $33.9 million due primarily to additional store operating leases and increased insurance reserves. General and administrative expense increased by 12.1% to $4.0 million primarily as the result of increased legal and professional fees in part associated with matters related to the Company's Annual Meeting of Stockholders and additional salaried positions.
Depreciation and amortization expense for the first six months of fiscal 2002 increased by 3.0% to
$4.1 million due to depreciation of new equipment and improvements at existing stores and stores converted to Choice Cigarette Discount Outlets. Lower borrowing rates resulted in a 14.4% decline in interest expense to $3.4 million for the first two quarters of fiscal 2002.

Losses before income taxes were $1.6 million for the first six months of fiscal 2002, compared to a pre-tax loss of $1.1 million for the first six months of fiscal 2001. Competitive gasoline market conditions and a decline in consumer traveling contributed to reduced earnings for the six months ended April 4, 2002. The provision for income taxes remained fairly level as a percentage of earnings before income taxes for the reporting periods. Net losses were $1.0 million, or $0.15 per share, for the first six months of fiscal 2002, compared to net losses of $706,000, or $0.10 per share, for the comparable period of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the
Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes substantial portions of its cash to acquire and construct new stores and renovate existing locations.

Capital requirements for debt service and capital leases for the remainder of fiscal year 2002 are approximately $1.4 million. Anticipated capital expenditures in the balance of the fiscal year are approximately $0.7 million for the replacement of store equipment and upgrading the Company's data processing systems.

Operating lease commitments for the balance of fiscal year 2002 are approximately $3.4 million.
These commitments for fiscal years 2003, 2004, 2005 and 2006 are approximately $6.1 million, $5.2 million, $4.0 million, and $2.8 million, respectively.

Management believes that cash from operations and its available credit facility will be sufficient to meet the Company's obligations for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 and, in August 2001, issued SFAS No. 144. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that such assets with indefinite lives not be amortized but be tested annually for impairment and provides specific guidance for such testing. This statement also requires disclosure of information regarding goodwill and other assets that was previously not required. SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets," provides additional guidance for impairment testing and determination of when an asset is considered to be for sale. The Company is not required to adopt these accounting standards until fiscal year 2003. At this time, the Company has not determined the impact these standards will have on the Company's financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to self insured liabilities, impairment and income taxes. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets, and various other assumptions that are believed to be reasonable under existing conditions. Actual results may differ from these estimates.

We believe that the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our consolidated financial statements:

Self insurance liabilities -- We record estimates for self insured worker's compensation and general liability insurance coverage. Should a greater amount of claims occur compared to what was estimated, or costs increase beyond what was anticipated, reserves recorded may not be sufficient, and additional expense may be recorded.

Impairment -- We evaluate long-lived assets, including stores, for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by calculating the estimated future cash flows expected to be generated by the store, and comparing this amount to the carrying value of the store's assets. Cash flows are calculated utilizing individual store forecasts and total company projections for the remaining estimated lease lives of the stores being analyzed. Should actual results differ from those forecasted and projected, we are subject to future impairment charges related to these facilities.

Income taxes -- We currently have net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate a significant deferred tax asset. However, we have recorded a valuation allowance against this deferred tax asset as we have determined that it is more likely than not that we will not be able to fully utilize the NOLs. Should our assumptions regarding the utilization of these NOLs change, we may reduce some or all of this valuation allowance, which would result in the recording of an income tax benefit.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company uses its revolving credit facility and its mortgage and equipment loans to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the LIBOR or prime rate.

To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, mortgage loans and equipment loans at
April 4, 2002.

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

Fiscal Year of Maturity
(dollar amounts in thousands)

							Total	Fair
							Due At	Value at
	2002	2003	2004	2005	2006	Thereafter	Maturity	4/4/02

Interest-rate sensitive assets:
Noninterest-bearing
checking accounts	$2,150	$ 0	$ 0	$ 0	$ 0	$ 0	$ 2,150	$ 2,150

Interest-bearing
checking accounts	$2,029	$ 0	$ 0	$ 0	$ 0	$ 0	$ 2,029	$ 2,029
Average interest rate	1.55%						1.55%	--
	__________________________________________________________________________________
	$4,179						$ 4,179	$ 4,179
	0.75%						0.75%	--

Interest-rate sensitive liabilities:
Variable-rate borrowings	$ 607	$1,571	$7,237	$1,823	$1,963	$27,600	$40,801	$42,951
Average interest rate	5.60%	5.60%	5.64%	5.64%	5.64%	5.65%	5.65%	--

Fixed-rate borrowings	$ 563	$1,120	$1,245	$1,382	$1,532	$35,225	$41,067	$44,227
Average interest rate	9.34%	9.34%	9.34%	9.34%	9.34%	9.34%	9.34%	--
	___________________________ ______________________________________________________
	$1,170	$2,691	$8,482	$3,205	$3,495	$62,825	$81,868	$87,178
	7.41%	7.41%	7.42%	7.60%	7.62%	7.62%	7.65%	--

PART II - OTHER INFORMATION

ITEM 2 - Changes in Securities

On February 6, 2002, the Company adopted a shareholder rights plan and declared a dividend distribution of one Common Stock Purchase Right on each outstanding share of its common stock.
Pursuant to the rights plan, the Company distributed to all shareholders of record on February 19,
2002, as a dividend on each outstanding share of common stock, a right to purchase two-thirds of a share of common stock for a purchase price of $10.67. The rights, however, are exercisable (subject to limited grandfathering provisions for certain shareholders who currently beneficially own more than
15% of the Company's stock) only if: (1) a person or group acquires 15% or more of the Company's common stock, other than through an offer for all shares of the common stock at a price and on terms determined by the Board of Directors to be fair to all shareholders, or (2) a person or group commences a tender or exchange offer for 15% or more of the Company's common stock. If the rights become exercisable, the rights will be modified automatically to entitle the rightholders (other than the acquiring person or group) to purchase shares of the Company's common stock at a 50% discount from the then market value. In addition, if the Company is acquired in a merger or other transaction after such person or group has acquired a 15% common stock interest, the rightholders (other than such person or group) will be entitled to purchase shares of common stock of the surviving company at the same discount from market value. Initially, the rights will be represented by existing Uni-Marts stock certificates. Should the rights become exercisable, the Company will issue separate rights certificates to all holders. Uni-Marts can redeem the rights at any time before (but not after) a person or group has acquired 15% or more of the Company's common stock as described above. If not redeemed prior to
January 31, 2012, the rights will expire on that date. Terms of the Shareholder Rights Plan are set forth in a Rights Agreement dated as of February 6, 2002 between the Company and Mellon Investor
Services LLC, as Rights Agent, which was filed as an exhibit to an amendment to the Registration
Statement on Form 8-A pursuant to which the Company's common stock, par value $0.10, is registered under the Securities Exchange Act of 1934.

ITEM 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Uni-Marts, Inc. was held on February 21, 2002 at which time the following matters were voted upon:

(1)     Election of three Class III directors to serve until the Annual Meeting of
         Stockholders in 2005.

(2)     Approval of an amendment to the Company's 1996 Equity Compensation Plan to increase the number of shares of common stock, par value $0.10, that the Company is authorized to issue under the Plan from 1,000,000 shares to 1,750,000 shares.

(3)     Approval of an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock, par value $0.10, that the Company is authorized to issue from 15 million shares to 16 million shares.

(4)     Approval of an amendment to the Company's Certificate of Incorporation to authorize 100,000 shares of preferred stock, par value $1.00 per share, with such designations, preferences, privileges and restrictions as may be determined from time to time by the Company's Board of Directors.

(5)     Approval of an amendment to the Company's Certificate of Incorporation to permit stockholder action only by vote at a duly convened meeting of stockholders and not by written consent.

(6)     Approval of amendments to the Company's Certificate of Incorporation and By-laws to (A) permit removal of directors only for cause and upon either (i) the affirmative vote of the holders of at least 80% of the outstanding shares of the Company's voting stock or (ii) the vote of the majority of the entire Board of Directors then in office and (B) require the vote of the holders of at least 80% of the outstanding shares of the
         Company's voting stock to amend the foregoing clause (A).

(7)     Approval of an amendment to the Company's Certificate of Incorporation to permit vacancies on the Board of Directors to be filled by action of the Board of Directors and eliminate the ability of stockholders to fill any such vacancy, except as authorized by the Board of Directors.

(8)     Approval of, at any time during the twelve months following the Annual Meeting, the redomestication of the Company from a Delaware corporation to a Pennsylvania corporation at the discretion of the Board of Directors, provided that, prior to the effectiveness of the filing of the Articles of Domestication with the Department of
         State of the Commonwealth of Pennsylvania, if the Board of Directors, in its
         discretion, determines that it is not in the best interests of the Company to effect the redomestication, the Articles of Domestication shall not be filed.

(9)     Subject to the redomestication of the Company referred to in Proposal No. 8, above, an amendment to the Company's Articles of Incorporation to increase the number of shares of common stock, par value $0.10, that the Company is authorized to issue to
         20,000,000 shares.

(10)   Subject to the redomestication of the Company referred to in Proposal No. 8, above, an amendment to the Company's Articles of Incorporation to authorize the issuance of, or if Proposal No. 4, above, is approved, to increase the number of shares of preferred stock, par value $1.00 per share, that the Company is authorized to issue to
         1,000,000 shares.

(11)   Ratification of the appointment of independent auditors.

The results of the votes on the matters considered at the Annual Meeting of Stockholders are set forth below:

(1)	Election of Directors:

		Votes	Votes	Broker
		"For"	"Withheld"	Non-Votes

	M. Michael Arjmand	4,915,816	2,082,278	0
	Frank R. Orloski, Sr.	4,915,946	2,082,148	0
	Daniel D. Sahakian	4,909,116	2,088,978	0

Class I and Class II directors whose terms of office expire in 2003 and 2004, respectively:

	Class I	Class II

	Henry D. Sahakian	Stephen B. Krumholz
	Herbert C. Graves	Jack G. Najarian
	Gerold C. Shea	Anthony S. Regensburg

(2)	Approval of the additional 750,000 shares authorized for issuance under the Company's 1996 Equity Compensation Plan:

	Votes	Votes	Votes	Broker
	"For"	"Against"	"Abstain"	Non-Votes

	3,816,734	2,209,075	24,060	948,225

(3)	Approval of the common stock amendment:

	Votes	Votes	Votes	Broker
	"For"	"Against"	"Abstain"	Non-Votes

	5,275,538	1,699,031	23,525	0

(4)	Approval of the preferred stock amendment:

	Votes	Votes	Votes	Broker
	"For"	"Against"	"Abstain"	Non-Votes

	3,857,850	2,168,894	23,125	948,225

(5)	Approval of the stockholder meeting amendment:

	Votes	Votes	Votes	Broker
	"For"	"Against"	"Abstain"	Non-Votes

	3,841,805	2,187,042	21,022	948,225
PAGE 22
(6)	Approval of the removal amendments:

	Votes	Votes	Votes	Broker
	"For"	"Against"	"Abstain"	Non-Votes

	3,831,051	2,195,148	23,670	948,225

(7)	Approval of the vacancy amendment:

	Votes	Votes	Votes	Broker
	"For"	"Against"	"Abstain"	Non-Votes

	3,841,326	2,187,147	21,396	948,225

(8)	Approval of the redomestication proposal:

	Votes	Votes	Votes	Broker
	"For"	"Against"	"Abstain"	Non-Votes

	4,318,484	1,707,830	23,555	948,225

(9)	Subject to the approval of the redomestication proposal, approval of the additional common stock amendment:

	Votes	Votes	Votes	Broker
	"For"	"Against"	"Abstain"	Non-Votes

	3,855,762	2,168,756	25,351	948,225

(10)	Subject to the approval of the redomestication proposal, approval of the additional preferred stock amendment:

	Votes	Votes	Votes	Broker
	"For"	"Against"	"Abstain"	Non-Votes

	3,808,139	2,216,479	25,251	948,225

(11)	Ratification of appointment of independent auditors:

	Votes	Votes	Votes	Broker
	"For"	"Against"	"Abstain"	Non-Votes

	5,478,772	1,497,408	21,914	0

ITEM 6 - Exhibits and Reports on Form 8-K
(a)	Exhibits
	3.1	Amended and Restated Certificate of Incorporation of the Company.

	3.2	Amended and Restated By-Laws of the Company.

	4.1	Rights Agreement (Filed as Exhibit 4(ii) to the Company's Registration Statement on Form 8-A/A, filed February 14, 2002, File No. 1-11556, and incorporated herein by reference thereto).

10.1

Composite copy of Change of Control Agreement between the Company and each of its executive officers dated March 13, 2002. The Senior Vice President, Operations is also party to a Change of Control Agreement with the Company which is substantially identical to the agreement between the Company and each of its executive officers.

	10.2	Transaction Success Bonus Plan.

	11	Statement regarding computation of per share loss.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on February 6, 2002, and an amendment thereto on
February 14, 2002, reporting the adoption by the Company of a shareholder rights plan.

The Company also filed a report on Form 8-K on April 5, 2002, announcing the hiring of financial advisors to pursue strategic alternatives for the Company.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Uni-Marts, Inc.
(Registrant)
________________________________

Date May 17, 2002	___/S/ HENRY D. SAHAKIAN____
Henry D. Sahakian
Chairman of the Board
(Principal Executive Officer)

Date May 17, 2002	___/S/ N. GREGORY PETRICK____
N. Gregory Petrick
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)
(Principal Financial Officer)

PAGE 25
UNI-MARTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company.

3.2	Amended and Restated By-Laws of the Company.

10.1

Composite copy of Change of Control Agreement between the Company and each of its executive officers dated March 13, 2002. The Senior Vice President, Operations is
also party to a Change of Control Agreement with the Company which is substantially identical to the agreement between the Company and each of its executive officers.

10.2	Transaction Success Bonus Plan.

11	Statement regarding computation of per share loss.