Form 10-Q
period 2002-07-04
UNI MARTS INC
filed 2002-08-16
CIK 805020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2002

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

7,119,079 Common Shares were outstanding at August 9, 2002.

This Document Contains 22 Pages.

UNI-MARTS, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION
		PAGE(S)

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets -
	July 4, 2002 and September 30, 2001	3-4

	Condensed Consolidated Statements of Operations -
	Quarter Ended and Three Quarters Ended
	July 4, 2002 and July 5, 2001	5

	Condensed Consolidated Statements of Cash Flows -
	Three Quarters Ended July 4, 2002 and July 5, 2001	6-7

	Notes to Condensed Consolidated Financial Statements	8-13

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14-18

Item 3.	Quantitative and Qualitative Disclosures
	about Market Risk	19

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	20

Exhibit Index		22
PAGE 3 PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

UNI-MARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

July 4,	September 30,
2002	2001

ASSETS

CURRENT ASSETS:
Cash	$ 5,982	$ 5,075
Accounts receivable - less allowances of $169 and $225	6,782	7,156
Inventories	19,585	18,471
Prepaid and current deferred taxes	1,668	1,672
Property held for sale	1,442	3,137
Prepaid expenses and other	863	1,448

TOTAL CURRENT ASSETS	36,322	36,959

PROPERTY, EQUIPMENT AND IMPROVEMENTS -
at cost, less accumulated depreciation and
amortization of $62,882 and $59,166	99,767	103,488

LOAN DUE FROM OFFICER	360	420

NET INTANGIBLE AND OTHER ASSETS	7,445	7,763

TOTAL ASSETS	$143,894	$148,630
	=======	=======

(Continued)
PAGE 4
UNI-MARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(CONTINUED)
(Unaudited)

	July 4,	September 30,
	2002	2001

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 14,177	$ 16,239
Gas taxes payable	3,981	3,360
Accrued expenses	6,401	6,820
Current maturities of long-term debt	2,968	2,920
Current obligations under capital leases	166	391

TOTAL CURRENT LIABILITIES	27,693	29,730

LONG-TERM DEBT, less current maturities	79,685	80,912

OBLIGATIONS UNDER CAPITAL LEASES,
less current maturities	253	361

DEFERRED TAXES	2,312	2,917

DEFERRED INCOME AND OTHER LIABILITIES	5,506	5,217

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $1.00 per share:
Authorized 100,000 shares
Issued none	0	0
Common Stock, par value $.10 per share:
Authorized 16,000,000 shares
Issued 7,419,928 and 7,388,083 shares, respectively	742	739

Additional paid-in capital	23,837	23,833

Retained earnings	5,805	6,978

	30,384	31,550
Less treasury stock, at cost - 300,849 and
323,275 shares of Common Stock, respectively	(1,939)	(2,057)

	28,445	29,493

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$143,894	$148,630
	=======	=======

See notes to consolidated financial statements
PAGE 5
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

		QUARTER ENDED			THREE QUARTERS ENDED
		July 4,	July 5,		July 4,		July 5,
		2002	2001		2002		2001
REVENUES:
Merchandise sales		$ 58,075	$ 53,734		$166,904		$151,335
Gasoline sales		50,240	58,088		131,685		165,789
Other income		465	442		1,375		1,510

		108,780	112,264		299,964		318,634
COSTS AND EXPENSES:
Cost of sales		86,036	88,434		233,358		251,204
Selling		17,068	16,827		50,926		49,898
General and administrative		2,122	2,021		6,165		5,628
Depreciation and amortization		2,070	2,056		6,199		6,064
Interest		1,684	1,952		5,094		5,937
Provision for asset impairment		0	24		0		24

		108,980	111,314		301,742		318,755

EARNINGS (LOSS) BEFORE
INCOME TAXES		(200)	950		(1,778)		(121)
INCOME TAX PROVISION (BENEFIT)		(56)	323		(605)		(41)

NET EARNINGS (LOSS)	(	$ 144)	$ 627	(	$ 1,173)	(	$ 80
		=======	=======		=======		======= )
BASIC EARNINGS (LOSS) PER SHARE	(	$ 0.02)	$ 0.09	(	$ 0.17)	(	$ 0.01)
	=======		=======		=======		=======
DILUTED EARNINGS (LOSS) PER	(	$ 0.02)	$ 0.09	(	$ 0.17)	(	$ 0.01)
SHARE	=======		=======		=======		=======

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		7,112	7,062		7,092		7,049
		=======	=======		=======		=======
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
ASSUMING DILUTION		7,112	7,097		7,092		7,049
		=======	=======		======		=======

See notes to consolidated financial statements
PAGE 6
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

THREE QUARTERS ENDED
July 4,		July 5,
2002			2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and others	$302,550		$318,010
Cash paid to suppliers and employees	(292,263)		(311,307)
Dividends and interest received	35		62
Interest paid (net of capitalized interest
of $0 and $287)	(5,411)		(6,256)
Income taxes received (paid)	4		(78)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,915		431

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts from sale of capital assets	130		389
Purchase of property, equipment and
improvements	(2,447)		(9,940)
Note receivable from officer	60		60
Cash advanced for intangible and other assets	(158)		(177)
Cash received for intangible and other assets	59		56

NET CASH USED IN INVESTING ACTIVITIES	(2,356)		(9,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit agreement	1,252		4,769
Additional long-term borrowings	0		4,900
Principal payments on debt	(2,933)		(2,420)
Proceeds from issuance of common stock	29		9

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES	(1,652)		7,258

NET INCREASE (DECREASE) IN CASH	907		(1,923)

CASH:
Beginning of period	5,075		7,882

End of period	$ 5,982		$ 5,959
=======			=======

PAGE 7
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)
(Unaudited)

	THREE QUARTERS ENDED
		July 4,	July 5,
		2002	2001

RECONCILIATION OF NET LOSS TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:

NET LOSS		($1,173)	( $ 80)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization		6,199	6,064
Loss on sale of capital assets and other		389	309
Provision for asset impairment		0	24
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		373	(90)
Inventories		(1,114)	(1,384)
Prepaid expenses and other		2,413	288
Increase (decrease) in:
Accounts payable and accrued expenses		(1,861)	(4,113)
Deferred income taxes and other liabilities		(311)	(587)

TOTAL ADJUSTMENTS TO NET LOSS		6,088	511

NET CASH PROVIDED BY OPERATING ACTIVITIES		$4,915	$ 431
		=====	=====

See notes to consolidated financial statements

UNI-MARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.     FINANCIAL STATEMENTS:

The consolidated balance sheet as of July 4, 2002, the consolidated statements of operations and the consolidated statements of cash flows for the quarter ended and three quarters ended July 4,
2002 and July 5, 2001, respectively, have been prepared by Uni-Marts, Inc. (the "Company")
without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at July 4,
2002 and the results of operations and cash flows for all periods presented have been made.

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

B.     INTANGIBLE AND OTHER ASSETS:

        Intangible and other assets consist of the following (in thousands):

	July 4,	July 5,
	2002	2001

Goodwill	$8,874	$8,874

Lease acquisition costs	315	378

Noncompete agreements	250	250

Other intangible assets	215	218

	9,654	9,720

Less accumulated amortization	3,282	2,888

	6,372	6,832

Other assets	1,073	1,054

	$7,445	$7,886
	=====	=====

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

C.     REVOLVING CREDIT AGREEMENT:

On April 20, 2000, the Company executed a 3-year, secured $10.0 million revolving loan agreement (the "Agreement") with $3.5 million available for letters of credit. Provisions of the
Agreement require the maintenance of certain covenants relating to minimum tangible net worth, interest and fixed-charge coverage ratios, as measured on a quarterly basis. In addition, the
Agreement places limitations on capital expenditures, additional debt and payment of dividends.
In the second quarter of fiscal year 2001, the Agreement was amended to increase the total credit line to $13.0 million, with $3.5 million available for letters of credit, and to amend certain financial covenants. During the first quarter of fiscal year 2002, the Agreement was amended to extend the maturity date to April 20, 2004, to amend certain covenants and to provide an additional $2.0 million for borrowing on a seasonal basis. The Company was in compliance with these covenants as of July 4, 2002. Borrowings of $7.0 million and letters of credit of $3.0 million were outstanding at July 4, 2002. This facility bears interest at the Company's option based on a rate of either prime plus 1.0% or LIBOR plus 3.0%. The blended interest rate at July
4, 2002 was 5.49%. The Agreement is collateralized by substantially all of the Company's inventories, receivables, other personal property and selected real properties. The net book value of these selected real properties at July 4, 2002 was $2.5 million.

 D. LONG-TERM DEBT:

	July 4,	September 30,
	2002	2001
(In thousands)
Mortgage Loan. Principal and interest will be paid in 194 remaining monthly installments. At July 4, 2002, the coupon rate was 9.08% and the effective interest rate was 9.78%, net of unamortized fees of $1,235,529 ($1,329,757 in 2001).	$31,690	$32,331

Mortgage Loan. Principal and interest will be paid in 215 remaining monthly installments. The loan bears interest at LIBOR plus 3.75%. At July 4, 2002, the coupon rate was 5.59% and the effective interest rate was 6.04%, net of unamortized fees of $374,658 ($403,779 in 2001).	20,586	21,249

Mortgage Loan. Principal and interest will be paid in 215 remaining monthly installments. At July 4, 2002, the coupon rate was 10.39% and the effective interest rate was 10.70%, net of unamortized fees of $117,237 ($124,901 in 2001).	6,532	6,628

Mortgage Loans. Principal and interest are paid in monthly installments. The loans expire in 2009, 2010, 2020 and 2021. Interest ranges from the prime rate to LIBOR plus 3.75%. At July 4, 2002, the blended coupon rate was 6.42% and the effective interest rate was 6.84%, net of unamortized fees of $146,391 ($151,688 in 2001).	7,256	7,496

Revolving Credit Agreement. Interest is paid monthly. The blended interest rate at July 4, 2002 was 5.49%. (See Note C)	7,010	5,758

Equipment Loans. Principal and interest will be paid in monthly installments. The loans expire in 2010 and 2011 and bear interest at LIBOR plus 3.75%. At July 4, 2002, the blended coupon rate was 5.59% and the effective interest rate was 6.00%, net of unamortized fees of $145,159 ($174,996 in 2001).	8,643	9,375

Equipment Loan. Principal and interest will be paid in 96 remaining monthly installments. The loan expires in 2010. At July 4, 2002, the coupon rate was 10.73% and the effective interest rate was 11.19%, net of unamortized fees of $14,613 ($17,124 in 2001).	936	995

	82,653	83,832
Less current maturities	2,968	2,920

	$79,685	$80,912
	======	======

D.    LONG-TERM DEBT (CONTINUED):

The mortgage loans are collateralized by $69,087,100 of property, at net book value, and the equipment loans are collateralized by $5,199,200 of equipment, at net book value.

Aggregate maturities of long-term debt (net of loan fee amortization) during the next five years are as follows (in thousands):

September 30,
2002	$ 588
2003	2,923
2004	10,107
2005	3,357
2006	3,640
Thereafter	62,038

$82,653
======

E.    RELATED PARTY TRANSACTIONS:

        Certain directors and officers of the Company are also directors, officers or controlling shareholders of other entities from which the Company leases its corporate headquarters and various store and other locations under agreements classified as operating leases. Aggregate rentals in connection with all such leases for the three quarters ended July 4, 2002 and July 5,
        2001 were $906,200 and $507,000. In addition, two new store locations are under construction and are to be leased from entities controlled by, or from persons related to, certain directors and officers of the Company. The aggregate amount of rentals associated with these properties will not be determined until completion of the construction.

        The Company charges an affiliate for general and administrative services provided. Such charges amounted to $8,400 and $8,400 in the three quarters ended July 4, 2002 and July 5, 2001, respectively.

        During the first three quarters of fiscal years 2002 and 2001, the Company made payments of
        $59,600 and $59,300, respectively, to a director of the Company for consulting fees and reimbursement of expenses.

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

G.    COMMITMENTS AND CONTINGENCIES:

(1)     Leases -- The Company leases its corporate headquarters, 131 of its store locations and certain equipment. Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at
         July 4, 2002 are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses.

	Capital	Operating	Rental
	Leases	Leases	Income
		(In thousands)

Three months ending
September 30, 2002	$ 73	$ 1,669	$ 210
Fiscal Year 2003	180	6,279	700
Fiscal Year 2004	140	5,439	525
Fiscal Year 2005	31	4,227	304
Fiscal Year 2006	31	2,921	217
Thereafter	52	9,915	430

Total future minimum
lease payments	507	$30,450	$2,386
		======	=====
Less amount representing
interest	88

Present value of future
payments	419

Less current maturities	166

	$253
	====

G.    COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

H.     CHANGES IN SECURITIES:

On February 6, 2002, the Company adopted a shareholder rights plan and declared a dividend distribution of one Common Stock Purchase Right on each outstanding share of its common stock.
Pursuant to the rights plan, the Company distributed to all shareholders of record on February 19,
2002, as a dividend on each outstanding share of common stock, a right to purchase two-thirds of a share of common stock for a purchase price of $10.67. The rights, however, are exercisable
(subject to limited grandfathering provisions for certain shareholders who currently beneficially own more than 15% of the Company's stock) only if: (1) a person or group acquires 15% or more of the Company's common stock, other than through an offer for all shares of the common stock at a price and on terms determined by the Board of Directors to be fair to all shareholders, or (2) a person or group commences a tender or exchange offer for 15% or more of the Company's common stock. If the rights become exercisable, the rights will be modified automatically to entitle the rightholders (other than the acquiring person or group) to purchase shares of the
Company's common stock at a 50% discount from the then market value. In addition, if the
Company is acquired in a merger or other transaction after such person or group has acquired a
15% common stock interest, the rightholders (other than such person or group) will be entitled to purchase shares of common stock of the surviving company at the same discount from market value. Initially, the rights will be represented by existing Uni-Marts stock certificates. Should the rights become exercisable, the Company will issue separate rights certificates to all holders. Uni-
Marts can redeem the rights at any time before (but not after) a person or group has acquired 15%
or more of the Company's common stock as described above. If not redeemed prior to January 31,
2012, the rights will expire on that date. Terms of the Shareholder Rights Plan are set forth in a
Rights Agreement dated as of February 6, 2002 between the Company and Mellon Investor
Services LLC, as Rights Agent, which was filed as an exhibit to an amendment to the Registration
Statement on Form 8-A pursuant to which the Company's common stock, par value $0.10, is registered under the Securities Exchange Act of 1934.

PAGE 14 ITEM 2
UNI-MARTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:

QUARTER ENDED	THREE QUARTERS ENDED
July 4, 2002	July 5, 2001	July 4, 2002	July 5, 2001
Revenues:
Merchandise sales	53.4%	47.9%	55.6%	47.5%
Gasoline sales	46.2	51.7	43.9	52.0
Other income	0.4	0.4	0.5	0.5
Total revenues	100.0	100.0	100.0	100.0

Cost of sales	79.1	78.8	77.8	78.8

Gross profit:
Merchandise (as a percentage of merchandise sales)	30.5	32.1	30.9	32.5
Gasoline (as a percentage of gasoline sales)	9.1	10.6	10.4	10.1

Total gross profit	20.9	21.2	22.2	21.2

Costs and expenses:
Selling	15.7	15.0	17.0	15.6
General and administrative	2.0	1.8	2.0	1.8
Depreciation and amortization	1.9	1.8	2.1	1.9
Interest	1.5	1.7	1.7	1.9
Provision for asset impairment	0.0	0.0	0.0	0.0

Total expenses	21.1	20.3	22.8	21.2

Earnings (loss) before income taxes	(0.2)	0.9	(0.6)	0.0

Income tax provision (benefit)	(0.1)	0.3	(0.2)	0.0

Net earnings (loss)	(0.1)%	0.6%	(0.4)%	0.0%
====	====	====	====
OPERATING DATA (RETAIL LOCATIONS ONLY): (In thousands, except per gallon data)
Average, per store, for stores open two
full comparable periods:
Merchandise sales	$ 191	$ 182	$ 550	$ 518
Gasoline sales	$ 199	$ 235	$ 509	$ 665
Gallons of gasoline sold	178	176	504	520
Total gallons of gasoline sold	45,194	43,858	131,321	130,532
Gross profit per gallon of
gasoline	$ 0.101	$ 0.140	$ 0.105	$ 0.128

STORE INFORMATION:
Company-operated stores	296	294	296	294
Franchisee-operated stores	5	7	5	7
Locations with self-service gasoline	239	237	239	237

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

In the last twelve months, the Company continued its store evaluation and strategic initiative program by converting convenience store locations to Choice Cigarette Discount Outlets ("Choice") or closing locations. During that period, 11 convenience stores were converted to Choice stores and three convenience stores were closed. The Company also expanded its store base during this period by constructing two convenience stores and one Choice location. The Company intends to aggressively pursue the conversion of convenience stores to Choice outlets to achieve additional improvement to store profitability. As previously announced, in April 2002 the Company hired financial advisors to assist the Company in the exploration and evaluation of all of its strategic alternatives to enhance stockholder value. If this evaluation leads to the disposition of assets in excess of certain amounts, Messrs. Sahakian, Kervandjian and Petrick will be eligible to receive bonuses pursuant to a Transaction Success Bonus Plan adopted by the Company. The aggregate amount of such bonuses will be based upon the total consideration received for such assets.

Quarters Ended July 4, 2002 and July 5, 2001

For the third quarter of fiscal 2002, ended July 4, 2002, total revenues were $108.8 million, a decline of $3.5 million, or 3.1%, compared to total revenues of $112.3 million for the third quarter of fiscal
2001, ended July 5, 2001. Revenues declined due to a $7.9 million, or 13.5%, decline in gasoline sales to $50.2 million for the current fiscal quarter compared to gasoline sales of $58.1 million in the third quarter of fiscal 2001. This decline is the result of a 21.3 cent per gallon decline in the average retail price per gallon of petroleum sold at the Company's locations in the third quarter of fiscal 2002 compared to the same quarter of fiscal 2001. Merchandise sales for the current fiscal quarter increased by $4.3 million, or 8.1%, to $58.1 million, while other income increased by $23,000, or 5.2%, to
$465,000 compared to the third quarter of fiscal 2001. Merchandise sales at comparable stores increased by 4.6% and gasoline gallons sold at comparable stores increased by 1.2% for the third quarter of fiscal 2002 compared to the same quarter of fiscal 2001. Seasonably warm weather conditions, combined with increased consumer travel in the current fiscal quarter, contributed to the growth in comparable store sales.

Gross profits on merchandise sales increased by $485,000, or 2.8%, to $17.7 million compared to
$17.2 million in the third quarter of fiscal 2001, despite a 1.6% decline in the gross margin rate for the current fiscal quarter. Gasoline gross profits declined by $1.6 million, or 25.9%, to $4.6 million, while gasoline gallons sold in the current fiscal quarter increased by 1.3 million gallons, or 3.1%, to 45.2 million gallons sold. Gasoline gross profit per gallon declined by 3.9 cents per gallon for the current fiscal quarter when compared to the third quarter of fiscal 2001. In the third quarter of fiscal 2002, the
Company improved merchandise gross profit and gasoline gallon sales levels; however, the gasoline gross margin per gallon sold declined due to competitive gasoline market conditions in the Company's operating area.

In the third quarter of fiscal 2002, selling, general and administrative, and depreciation and amortization expenses increased marginally, while interest expense declined when compared to the third quarter of fiscal 2001. Selling expenses increased by $241,000, or 1.4%, to $17.1 million due to additional operating leases for store improvements and higher insurance reserves. General and administrative expense increased by $101,000, or 5.0%, to $2.1 million due to increased legal and professional fees, in part associated to the Company's hiring of its financial advisors. Depreciation and amortization expense increased by $14,000, or 0.7%, to $2.1 million as the result of depreciation of new equipment for store improvements. Interest expense declined by $268,000, or 13.7%, to $1.7 million for the third quarter of fiscal 2002 due to lower borrowing levels and lower interest rates.

Losses before income taxes were $200,000 in the third quarter of fiscal 2002 compared to a pre-
tax profit of $950,000 in the third quarter of fiscal 2001. Lower gasoline margins, which were partially offset by increases in merchandise margins, were the leading factors in the Company's financial performance for the third quarter of fiscal 2002. The provision for income taxes remained the same as a percentage of earnings before income taxes for the comparable quarters. Net losses were $144 thousand, or $0.02 per share, for the quarter ended July 4, 2002, compared to a net profit of $627,000, or $0.09 per share, for the quarter ended July 5, 2001.

Three Quarters Ended July 4, 2002 and July 5, 2001

Total revenues for the first three quarters of fiscal 2002 were $300.0 million, a decline of $18.6 million, or 5.9%, compared to total revenues of $318.6 million for the first three quarters ended July 5,
2001. The decline in revenues was due to a $34.1 million, or 20.6%, decline in gasoline sales to
$131.7 million compared to gasoline sales of $165.8 million reported in the first nine months of fiscal
2001. A 26.7 cent per gallon decline in the Company's average retail price per gallon of petroleum sold in its markets for the first three quarters of fiscal 2002 when compared to the same period of fiscal
2001 resulted in lower gasoline dollar sales. Merchandise sales increased by $15.6 million, or 10.3%, to $166.9 million from $151.3 million in the first nine-month period of fiscal 2001. Other income was
$1.4 million, a decline of $135,000, or 8.9%, when compared to the first three quarters of fiscal 2001.
At comparable stores, merchandise sales increased by 6.2%, while gasoline gallons sold declined by
3.0%, for the first three quarters of fiscal 2002 compared to the same period of fiscal 2001.

Gross profits on merchandise sales for the first three quarters of fiscal 2002 increased by $2.3 million, or 4.6%, to $51.5 million compared to merchandise gross profits of $49.2 million for the first three quarters of the prior fiscal year. The merchandise gross margin rate declined by 1.7% for the current nine-month period. The Company achieved increases in gasoline gallon sales during the first three quarters of fiscal 2002, however realized lower gross margins per gallon sold during this period as a result of a competitive gasoline market environment. Gasoline gallon sales increased by 789,000 gallons, or 0.6%, to 131.3 million gallons sold, while gross profit per gallon declined by 2.3 cents per gallon in the first three quarters ended July 4, 2002 compared to the same period ended July 5, 2001.
Gasoline gross profit margins declined by $3.0 million, or 17.8%, to $13.7 million for the first three quarters of fiscal 2002.

Selling expenses increased by $1.0 million, or 2.1%, to $50.9 million due primarily to additional store operating leases and increased insurance reserves. General and administrative expense increased by
$537,000, or 9.5%, to $6.2 million primarily as the result of increased legal and professional fees and additional salaried positions. Depreciation and amortization expense for the first nine months of fiscal
2002 increased by $135,000, or 2.2%, to $6.2 million due to depreciation of new equipment and improvements at existing stores and stores converted to Choice Cigarette Discount Outlets. Lower borrowing levels and lower interest rates levels resulted in a $843,000, or 14.2%, decline in interest expense to $5.1 million for the first three quarters ended July 4, 2002.

Losses before income taxes were $1.8 million for the first three quarters of fiscal 2002, compared to a pre-tax loss of $121,000 for the first three quarters of fiscal 2001. Improved merchandise sales at comparable stores were offset by lower gasoline gross margins due to a competitive petroleum market in the Company's operating area during the current nine-month reporting period. The provision for income taxes remained relatively the same as a percentage of earnings before income taxes for the comparable reporting periods. Net losses for the first three quarters of fiscal 2002 were $1.2 million, or $0.17 per share, compared to net losses of $80,000, or $0.01 per share, for the first three quarters of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the
Company's daily operations do not generally require large amounts of working capital. From time to time, the Company utilizes a portion of its cash to acquire and construct new stores and renovate existing locations.

Capital requirements for debt service and capital leases for the remainder of fiscal year 2002 are approximately $700,000. Anticipated capital expenditures in the balance of the fiscal year are approximately $200,000 for the replacement of store equipment and upgrading the Company's data processing systems.

Operating lease commitments for the balance of fiscal year 2002 are approximately $1.7 million.
These commitments for fiscal years 2003, 2004, 2005 and 2006 are approximately $6.3 million, $5.4 million, $4.2 million, and $2.9 million, respectively.

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

Impairment -- We evaluate long-lived assets, including stores, for impairment annually, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by calculating the estimated future cash flows expected to be generated by the store, and comparing this amount to the carrying value of the store's assets. Cash flows are calculated utilizing individual store forecasts and total company projections for the remaining estimated lease lives of the stores being analyzed. Should actual results differ from those forecasted and projected, we may be subject to future impairment charges related to these facilities.

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

To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, mortgage loans and equipment loans at
July 4, 2002.

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

Fiscal Year of Maturity
(dollar amounts in thousands)

							Total	Fair
							Due At	Value at
	2002	2003	2004	2005	2006	Thereafter	Maturity	7/4/02

Interest-rate sensitive assets:
Noninterest-bearing
checking accounts	$2,820	$ 0	$ 0	$ 0	$ 0	$ 0	$ 2,820	$ 2,820

Interest-bearing
checking accounts	$3,162	$ 0	$ 0	$ 0	$ 0	$ 0	$ 3,162	$ 3,162
Average interest rate	1.55%						1.55%	---
	__________________________________________________________________________________
	$5,982	$ 0	$ 0	$ 0	$ 0	$ 0	$ 5,982	$ 5,982
	0.82%						0.82%	---

Interest-rate sensitive liabilities:
Variable-rate borrowings	$ 294	$1,803	$ 8,862	$1,975	$2,108	$26,802	$41,844	$41,844
Average interest rate	5.57%	5.57%	5.57%	5.59%	5.59%	5.59%	5.59%	---

Fixed-rate borrowings	$ 294	$1,120	$ 1,245	$1,382	$1,532	$35,236	$40,809	$45,283
Average interest rate	9.34%	9.34%	9.34%	9.34%	9.34%	9.34%	9.34%	---
	___________________________ ______________________________________________________
	$ 588	$2,923	$10,107	$3,357	$3,640	$62,038	$82,653	$87,127
	7.43%	7.43%	7.45%	7.66%	7.69%	7.72%	7.44%	---

 PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits
3.1

Amended and Restated Certificate of Incorporation of the Company (Filed as exhibit
3.1 to the Company's Quarterly Report on Form 10-Q for the period ended April 4,
2002 and incorporated herein by reference thereto).

	3.2	Amended and Restated By-Laws of the Company (Filed as exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 4, 2002 and incorporated herein by reference thereto).

	10.1	Composite copy of Change of Control Agreement between the Company and its Senior Vice President, Facilities Development and its Senior Vice President, Budgeting and Planning dated May 28, 2002.

	11	Statement regarding computation of per share earnings (loss).

	99.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended July 4, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Uni-Marts, Inc.
(Registrant)
________________________________

Date August 16, 2002	___/S/ HENRY D. SAHAKIAN____
Henry D. Sahakian
Chairman of the Board
(Principal Executive Officer)

Date August 16, 2002	___/S/ N. GREGORY PETRICK____
N. Gregory Petrick
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)
(Principal Financial Officer)

UNI-MARTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Number	Description

10.1	Composite copy of Change of Control Agreement between the Company and its Senior Vice President, Facilities Development and its Senior Vice President, Budgeting and Planning dated May 28, 2002.

11	Statement regarding computation of per share earnings (loss).

99.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.