Form 10-K
period 2002-09-30
UNI MARTS INC
filed 2002-12-20
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes  _   No  X

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $12,325,401.

     7,129,430 shares of Common Stock were outstanding at December 6, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement of the registrant for the registrant's 2003 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of September 30, 2002, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

COMPANY OVERVIEW

     Uni-Marts, Inc. (the "Company" or "Uni-Marts") is an independent operator of convenience stores and discount tobacco stores. All references in this report to the Company include its consolidated subsidiaries. At September 30, 2002, the Company operated 299 convenience stores and Choice Cigarette Discount Outlets ("Choice") in Pennsylvania, New York, Delaware, Maryland and Virginia, of which 239 stores sold gasoline. See "Business -- Merchandising and Marketing." Most of the stores are located in small towns and rural locations. The Company grew primarily through acquisitions with some new store construction. Many of the acquired stores are located in urban and suburban areas and are generally leased on a long-term basis.

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

     The Company currently purchases gasoline: (a) from Amoco, Exxon, Mobil and Texaco for 77 locations; and (b) from other independent suppliers for 161 locations. Gasoline is sold at one additional location on a commission basis.

     The size of the Company's stores generally ranges from approximately 1,200 to 3,300 square feet with newly constructed stores generally having over 3,000 square feet. The Company's largest location is 12,800 square feet in size. Typically, the convenience stores offer a complete line of over 3,000 popular consumer items. In addition, the Company offers products designed to increase store traffic, such as made-to-order proprietary and branded fast foods, as well as services including lottery tickets and automated teller machines ("ATMs").

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

THE CONVENIENCE STORE INDUSTRY

     The convenience store industry is a retail, service-oriented industry. It is distinguished from other retail businesses by its emphasis on location and convenience and a commitment to customers who need to purchase items quickly during extended hours. Convenience stores feature a wide variety of items, including groceries, dairy products, tobacco products, beverages, prepared and self-service fast foods and health and beauty aids. In addition, many of the stores sell gasoline on a self-service basis. The stores are generally designed with customer parking and quick checkout procedures to maximize convenience, as well as to encourage impulse buying of high margin items.

     The convenience store industry is extremely fragmented and highly competitive. Currently, many external forces are exerting pressure on owners of independent and small convenience store chains such as volatile fuel prices, margin pressures on gasoline and tobacco sales, and increasing competition. As a result of these forces, there has been substantial consolidation in the industry. In the past year, there has been an inordinate number of bankruptcy proceedings among retailers in the convenience store industry. The Company, like many other retailers, is facing intense competitive pressures and liquidity issues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Convenience stores compete not only with other convenience stores, but also with gasoline distributors which have converted retail outlets to convenience stores. To compete for a broader customer base, convenience stores are increasing the variety and quality of their food service products, adding new services and improving store layouts to attract new customers. Convenience store operators are also continuing to focus on the improvement of gasoline dispensing facilities and increased customer services. In addition, many convenience store operators are remodeling existing sites and opening new locations.

STRATEGY

     In fiscal year 2002, the Company continued to evaluate its strategies to enhance its current operations. The Company's key strategies include the following:

     Emphasis on Merchandising and Marketing. The Company has attempted to improve its category management capabilities to deliver appealing, high-quality, reasonably-priced packaged products. Food service products are being developed to lower employee involvement in preparation, ease customer efforts in selection and reduce transaction time.

     Upgrade Business Process Efficiency. The Company is in the process of updating its business systems and technology as part of an effort to streamline key business processes. Completion of this process is expected to allow more effective and efficient store management and provide greater flexibility to respond quickly to marketplace changes.

     Ongoing Evaluation of Store Locations. The Company continues to evaluate existing stores based on their historical contribution. The Company will consider closing underperforming stores or investing in facility upgrades to enhance their performance. The Company retained financial advisors in fiscal year 2002 to evaluate operating strategies which included the potential divestiture of certain store locations and non-operating assets. As a result of its analysis with its financial advisors, the Company intends to intensify its divestiture strategy. The financial advisors are currently working with the Company and its lenders to assist in this divestiture program.

MERCHANDISING AND MARKETING

     The Company's merchandising and marketing programs are designed to promote convenience through store location, hours of operation, parking, customer service, product selection and checkout procedures. Store hours are intended to meet customer needs and the characteristics of the community in which each store is located. Approximately 50% of the Company's convenience stores are open 24 hours per day, while the majority of the remaining stores are open from 5:00 a.m. to 12:30 a.m. To improve speed of service, most of the Company's products and services are sold on a self-service basis.

     Uni-Marts has a merchandising and marketing department which develops and implements promotional and advertising programs, sometimes in conjunction with suppliers. The Company utilizes an internet web site, radio, billboard and newspaper advertising media to generate sales, increase customer traffic and promote the Company's name and image.

     Convenience Store Merchandise Sales. The Company's convenience stores offer dry grocery items, health and beauty aids, newspapers and magazines, dairy products, candy, frozen foods, beverages, tobacco products, fountain drinks and freshly-ground coffee and cappuccino products. In recent years, the Company has added new merchandise products such as prepared foods and proprietary fast foods as part of an effort to increase sales volume and customer traffic. In addition, the Company continues to add customer services, such as ATMs, prepaid cellular telephones and telephone cards and lottery ticket and money order sales, all of which are designed to increase customer traffic. Many stores also offer a variety of prepared and self-service fast foods, including freshly made sandwiches, roller grill items, pizzas, and thaw and serve baked goods.

     Convenience Store Gasoline Sales. Convenience store operations are enhanced by self-service gasoline facilities, which the Company plans to include in as many new locations as possible. Sales of gasoline products at the Company's stores are affected by wholesale and retail price volatility, competition and marketing decisions. At September 30, 2002, the Company had 239 locations offering gasoline, with 140 of these locations also offering kerosene and 19 offering diesel fuel.

     The Company offers Amoco gasoline at 34 locations, Exxon gasoline at 24 locations, Mobil gasoline at 11 locations, Texaco gasoline at 8 locations, Citgo gasoline at one location, Sunoco gasoline at one location and Uni-Mart branded gasoline at 159 locations. One additional location sells branded gasoline on a commission basis.

     Choice Cigarette Discount Outlets. During fiscal year 2002, the Company converted three underperforming convenience store locations to discount tobacco stores operating under the name of Choice Cigarette Discount Outlets. At September 30, 2002, the Company operated 68 Choice stores, with 51 of these locations offering gasoline. Other convenience store locations will be converted to Choice stores if conditions warrant. The Company expects to sell gasoline at these converted locations if gasoline was sold there prior to conversion.

COMPANY OPERATIONS

     Store Management. Each Company-operated store is managed by a store manager. All Company stores are divided into groups of approximately nine stores by geographic area. Each group is managed by a store supervisor. A regional manager is responsible for a number of groups and their group supervisors. The regional managers report directly to the Senior Vice President of Operations. Managers, supervisors and regional managers are compensated in part through incentive programs which provide for quarterly bonuses based primarily on the achievement of specific financial targets. The number of full-time and part-time employees per store depends on the sales volume of the store and its hours of operation.

     Franchises. At September 30, 2002, the Company had four franchise stores which operate under various franchise agreements. Under all franchise agreements, the franchisee pays a royalty, which varies depending upon the agreement and whether the Company or the franchisee owns the convenience food-store equipment. The royalty is based on the store's merchandise sales volume. As part of its services to three franchise locations, the Company provides accounting services, merchandising and advertising assistance, store layout and design guidance, supplier and product selection and ongoing operational assistance. These franchisees are required to use the same internal control systems that the Company uses for the stores it operates. The Company does not provide these services for one franchise location. The Company has periodically closed franchised stores and does not intend to grant new or extend its franchise agreements and plans to sell its existing franchises back to the current operator where possible.

     Dealers. At September 30, 2002, the Company supplied gasoline to 18 dealers. Sales at these locations represented approximately 4% of the Company's gasoline volume in fiscal year 2002.

SEASONALITY

     The Company's business generally has been subject to seasonal influences with higher sales in the third and fourth quarters of each fiscal year, since customers tend to purchase more convenience items and gasoline during the warmer months. Due to adverse weather conditions, merchandise sales for the second fiscal quarter have generally been lower than other quarters. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Seasonality and Unaudited Quarterly Results."

DISTRIBUTION AND SUPPLY

     All stores are scheduled to be serviced at least weekly by vendors. The Company does not distribute products to its stores itself. The Company utilizes a single wholesale distributor for most in-store merchandise, pursuant to a three-year supply agreement that expires in April 2005. The Company believes that it could replace this distributor with one or more other distributors. Certain products, such as bakery items, dairy products, snacks, soft drinks, magazines and perishable products, are distributed by wholesale route salespeople. As part of the sale of its dairy operation, the Company entered into a 10-year supply agreement that expires in March 2004 with the purchaser which provides for the Company's purchase of dairy products sold at most of its Pennsylvania stores. In fiscal year 1998, the Company entered into 10-year gasoline supply agreements with Exxon and Mobil for stores that sell approximately 26% of the Company's gasoline volume. In fiscal year 2000, the Company entered into agreements with Amoco and Texaco as part of the purchase of the OSSI stores. Sales at these branded locations represented approximately 25% of the Company's gasoline volume in fiscal year 2002. Gasoline is purchased for the remaining stores from various suppliers. Should a gasoline shortage occur, the Company's sales of gasoline could be adversely affected.

MANAGEMENT CONTROLS AND INFORMATION SYSTEMS

     In fiscal year 2000 the Company initiated a multi-year program to improve the efficiency of its operational process and management controls through a program of process reengineering and investment in information systems. These systems are designed to improve the timeliness and accuracy of management information, reduce paperwork and enhance pricing, inventory and cash controls. At September 30, 2002, the Company had installed this back office system in 184 stores. The Company has budgeted $600,000 in fiscal year 2003 to expand the back office system to most of the remaining stores. The Company utilizes its current computer systems for inventory and accounting control, financial record-keeping and management reporting, allowing management to monitor and evaluate store operations. The Company's computer systems also are programmed to identify variances from budgeted amounts by store on a monthly and year-to-date basis. In addition, profit and loss statements by store compare the current year's results for the month and year-to-date to the previous year's results.

     Store managers are responsible for placing orders for grocery, tobacco, frozen food and non-food items directly into the central computer system of the Company's wholesale supplier. Order and receiving reports are reviewed by store supervisors. Invoices are reviewed and compared to receiving reports by the Company's accounting personnel and are paid centrally.

COMPETITION

     The convenience store industry is highly competitive, fragmented and regionalized. It is characterized by a few large companies, some medium-sized companies and many small, independent companies. Several competitors are substantially larger and have greater resources than the Company. The Company's primary competitors include national chains such as A-Plus and 7-Eleven and regional chains such as Sheetz, WaWa, Turkey Hill and Co/Go. The Company also competes with other convenience stores, small supermarkets, grocery stores and major and independent gasoline distributors who have converted units to convenience stores. Competition for merchandise sales is based primarily on location, product selection, speed of service, quality and price.

     Competition for gasoline sales is based on price, location and facilities. The Company competes primarily with other convenience stores, self-service gasoline stations operated by independent dealers and major oil companies, as well as hypermarkets. The Company's competitive advantages for gasoline sales at certain stores include location, pay-at-the pump, well-lit canopies and branded and unbranded products. The Company faces intense competition in areas where other retailers have newer stores and offer similar facilities as the Company. In addition, gasoline retailers in some areas compete for market share through aggressive pricing strategies that negatively impact the Company's ability to maintain historical margins and volume.

     The Company competes for sales of cigarettes primarily with other convenience stores, as well as other locations that offer mainly discounted tobacco products.

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

     The Company has spent substantial amounts of money in prior years to upgrade its underground storage tanks to meet the applicable standards and requirements. In fiscal year 2003, the Company does not expect expenditures to maintain environmental compliance at its locations to have a material adverse effect on the Company's financial position, results of operations or cash flows. Management believes that the Company is currently in material compliance with all applicable federal and state environmental laws and regulations.

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

     A significant portion, approximately 44%, of the Company's merchandise sales is derived from the sale of cigarettes at its locations. If the government were to impose significant additional regulations or restrictions on the sale of tobacco products, it could have a material adverse effect on the Company.

     Management believes that the Company is currently in material compliance with all applicable federal and state laws and regulations.

TRADEMARKS

     The name "UNI-MART" and the Company's UNI-MART logo were registered with the U.S. Patent and Trademark Office as of May 13, 1997, and are owned by and licensed from Uni-Marts of America, Inc., a wholly-owned subsidiary of the Company.

EMPLOYEES

     As of September 30, 2002, the Company had approximately 2,500 employees, approximately 1,350 of whom were full-time. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES.

     The following table sets forth certain information with respect to administrative and storage facilities owned or leased by the Company as of September 30, 2002:

                        TYPE OF          LEASE         SQUARE
LOCATION               OWNERSHIP      EXPIRATION       FOOTAGE             USE
--------               ---------     -------------     -------             ---
State College, PA....   Leased       December 2010     26,500      Administrative
                                                                   offices
State College, PA....    Owned       N/A                5,400      Administrative
                                                                   offices
Oak Hall, PA.........   Leased       December 2004     19,400      Storage facility
Pittsburgh, PA.......   Leased       August 2009        2,700      Regional office and
                                                                   storage facility
Camp Hill, PA........   Leased       November 2003      3,700      Regional office and
                                                                   storage facility
Bradford, PA.........   Leased       October 2002         500      Regional office(1)
Wilkes-Barre, PA.....   Leased       April 2005        10,900      Regional office
Wilkes-Barre, PA.....   Leased       June 2006         16,000      Maintenance
                                                                   warehouse

---------------
(1) The office has been closed subsequent to September 30, 2002.

     The Company's above-referenced leased administrative offices and storage facility in State College and Oak Hall, Pennsylvania, respectively, are leased from HFL Corporation. HFL Corporation is controlled by Henry D. Sahakian, the Company's Chairman of the Board and Chief Executive Officer, and his brother, Daniel D. Sahakian, a Director of the Company.

     Of the Company's 299 store locations, 170 are owned by the Company, 12 are leased from affiliated parties and 117 are leased from unaffiliated parties. Most leases are for initial terms of five to ten years with renewal terms of five years available at the Company's option. Under most leases, the Company is responsible for the payment of insurance, taxes and maintenance. If a renewal option is available and the property continues to be suited to the Company's needs, the Company will generally renew its leases prior to expiration. Where renewals are not available or the Company otherwise determines to change location, the Company is generally able to locate acceptable alternative facilities.

     Of the leased locations, four are subleased to franchisees. The Company also owns a gasoline service station, which is leased to an unaffiliated operator. As of September 30, 2002, the Company had no stores under construction.

     The Company's store leases expire as follows:

   FISCAL YEAR OF
LEASE EXPIRATION (1)  NUMBER OF FACILITIES
--------------------  --------------------
  2003                          8
  2004                          9
  2005                          5
  2006                          4
  2007 and later              103

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

     The Company's Common Stock is listed on the American Stock Exchange under the symbol "UNI." The transfer agent and registrar for shares of the Company's Common Stock is Mellon Investor Services LLC, Ridgefield Park, New Jersey. As of December 6, 2002, the Company had 7,129,430 shares of its Common Stock outstanding.

     Set forth below is a table which shows the high and low sale prices as reflected on the American Stock Exchange and dividends paid on Common Stock for each quarter in the two most recent fiscal years.

                                                        FIRST     SECOND      THIRD     FOURTH
                                                       QUARTER    QUARTER    QUARTER    QUARTER
                                                       -------    -------    -------    -------
2002
  Cash Dividends per share...........................   $0.00      $0.00      $0.00      $0.00
  Price Range:
     High............................................   $3.10      $3.20      $3.10      $2.64
     Low.............................................   $1.80      $1.59      $2.40      $1.18
2001
  Cash Dividends per share...........................   $0.00      $0.00      $0.00      $0.00
  Price Range:
     High............................................   $2.13      $2.30      $1.99      $2.99
     Low.............................................   $1.38      $1.50      $1.75      $1.75

     In April 1997, the Company's Board of Directors elected to temporarily suspend the quarterly dividends on its Common Stock. There can be no assurance of future dividends because they are dependent not only on future earnings, but also on the Company's capital requirements, loan covenants and financial condition. Certain of the Company's debt agreements contain loan covenants that restrict the payment of dividends without the lender's prior consent or require the maintenance of minimum net worth levels. See Footnotes F and G to the Consolidated Financial Statements included in this report.

     At December 6, 2002, the Company had approximately 354 stockholders of record of Common Stock. The Company believes that approximately 44 percent of its Common Stock is held in street or nominee names.

                      EQUITY COMPENSATION PLAN INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table sets forth information concerning shares of Common Stock that may be issued upon exercise of options under all equity compensation plans as of September 30, 2002.

                                      NUMBER OF SECURITIES                              NUMBER OF SECURITIES
                                       TO BE ISSUED UPON         WEIGHTED-AVERAGE       REMAINING AVAILABLE
                                          EXERCISE OF           EXERCISE PRICE OF       FOR FUTURE ISSUANCE
                                      OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,         UNDER EQUITY
PLAN CATEGORY                         WARRANTS AND RIGHTS      WARRANTS AND RIGHTS       COMPENSATION PLANS
-------------                         --------------------     --------------------     --------------------
Equity compensation plans approved
  by security holders...............         1,220                    $2.23                     489
Equity compensation plans not
  approved by security holders......             0                        0                       0
                                             -----                    -----                     ---
Total...............................         1,220                    $2.23                     489
                                             =====                    =====                     ===

ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
     (IN THOUSANDS, EXCEPT PER SHARE, PER GALLON AND NUMBER OF STORES DATA)

     The following table of selected consolidated financial data of the Company, except for Operating Data, has been derived from the financial statements and related notes of the Company which have been audited by Deloitte & Touche LLP, Independent Auditors, as indicated in their report relating to the fiscal years ended September 30, 2002, 2001 and 2000, and as of September 30, 2002 and 2001, included elsewhere in this report. The data should be read in conjunction with the financial statements, related notes, other financial information and management's discussion and analysis included elsewhere in this report.

                                                       FISCAL YEAR ENDED SEPTEMBER 30,
                                           --------------------------------------------------------
                                             2002        2001      2000(1)       1999        1998
                                           --------    --------    --------    --------    --------
STATEMENTS OF OPERATIONS DATA:
  Sales and other income by the Company
    and its franchisees:
       Merchandise sales.................  $226,030    $204,580    $172,209    $146,718    $154,097
       Gasoline sales....................   181,600     215,796     174,586     103,418     109,425
       Other income......................     1,871       1,890       1,909       2,170       2,847
                                           --------    --------    --------    --------    --------
         Total...........................   409,501     422,266     348,704     252,306     266,369
  Cost of sales..........................   320,776     332,003     272,754     185,285     194,704
                                           --------    --------    --------    --------    --------
  Gross profit...........................    88,725      90,263      75,950      67,021      71,665
  Selling................................    67,995      66,260      55,334      52,569      54,267
  General and administrative.............     8,026       7,264       6,731       7,509       6,981
  Depreciation and amortization..........     8,257       8,140       6,652       5,968       6,388
  Interest...............................     6,726       7,797       5,621       3,951       4,042
  Provision for loss on disposal.........         0           0           0           0           0
  Provision for asset impairment.........         0          54         160         208         352
                                           --------    --------    --------    --------    --------
  Earnings (loss) before income taxes and
    extraordinary item...................    (2,279)        748       1,452      (3,184)       (365)
  Income tax provision (benefit).........      (962)        297         572        (948)       (237)
                                           --------    --------    --------    --------    --------
  Earnings (loss) before extraordinary
    item.................................    (1,317)        451         880      (2,236)       (128)
  Extraordinary item-loss from debt
    extinguishment, net of income tax
    benefit of $126......................         0           0           0           0        (244)
                                           --------    --------    --------    --------    --------
  Net earnings (loss)....................  $ (1,317)   $    451    $    880    $ (2,236)   $   (372)
                                           ========    ========    ========    ========    ========
  Earnings (loss) per share before
    extraordinary item...................  $  (0.19)   $   0.06    $   0.13    $  (0.32)   $  (0.02)
  Loss per share from extraordinary
    item.................................      0.00        0.00        0.00        0.00       (0.03)
                                           --------    --------    --------    --------    --------
  Net earnings (loss) per share..........  $  (0.19)   $   0.06    $   0.13    $  (0.32)   $  (0.05)
                                           ========    ========    ========    ========    ========
  Dividends per share....................  $   0.00    $   0.00    $   0.00    $   0.00    $   0.00
                                           ========    ========    ========    ========    ========
  Weighted average shares outstanding....     7,099       7,053       6,989       6,887       6,764
                                           ========    ========    ========    ========    ========
OPERATING DATA (RETAIL LOCATIONS ONLY):
  Average, per store, for stores open two
    full years:
       Merchandise sales.................  $    744    $    648    $    606    $    552    $    492
       Gasoline sales....................  $    703    $    770    $    754    $    520    $    492
       Gallons of gasoline sold..........       672         618         635         623         566
  Gross profit per gallon of gasoline....  $  0.103    $  0.128    $  0.115    $  0.103    $  0.108
  Total gallons of gasoline sold.........   174,976     174,160     144,924     122,130     123,144

                                                       FISCAL YEAR ENDED SEPTEMBER 30,
                                           --------------------------------------------------------
                                             2002        2001      2000(1)       1999        1998
                                           --------    --------    --------    --------    --------
STORE INFORMATION:
  Company-operated stores................       295         293         291         246         265
  Franchisee-operated stores.............         4           7           7          10          11
  Locations with self-service gasoline...       239         237         237         194         206
BALANCE SHEET DATA:
  Working capital........................  $  1,743    $  7,195    $  3,500    $   (541)   $  1,590
  Total assets...........................   145,145     148,630     144,238      88,475      95,009
  Long-term obligations..................    72,126      81,273      75,006      34,141      34,322
  Stockholders' equity...................    28,317      29,493      28,968      27,946      30,040
SUPPLEMENTARY FINANCIAL DATA:
  EBITDA(2)..............................  $ 12,704    $ 16,685    $ 13,725    $  6,735    $  9,821
  Cash flow from operating
    activities(3)........................     7,242         523      14,344         763       9,339

---------------
(1) In April 2000, the Company purchased the operating assets and business of OSSI, consisting of 43 convenience stores and gasoline dispensing stations.

(2) EBITDA is defined as earnings before interest expense, income taxes, and depreciation and amortization expense. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. Also, the above presentation of EBITDA may not be comparable to similarly titled measures of other companies.

(3) Cash flow from operating activities represents net cash provided by operating activities as presented in our consolidated statement of cash flows which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RISKS THAT COULD AFFECT FUTURE RESULTS

     A number of the matters and subject areas discussed in this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report that are not historical or current facts, including statements regarding the Company's plans and strategies or future financial performance, deal with potential future circumstances and developments. These forward-looking statements frequently can be identified by the use of terminology such as "believes," "expects," "may," "will," "should" or "anticipates" (or the negative or other variations thereof) or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to other factors described elsewhere in this report, our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation, general economic, business and market conditions; environmental, tax and tobacco legislation or regulation; volatility of gasoline prices, margins and supplies; competition and ability to maintain merchandising margins; the ability to consummate the Company's divestiture program; the ability to renegotiate the Company's revolving credit agreement; the sufficiency of cash balances, cash from operations and cash from asset sales to meet future cash obligations; volume of customer traffic; weather conditions; labor costs; and the level of capital expenditures.

OVERVIEW

     Matters discussed below should be read in conjunction with "Statements of Operations Data" and "Operating Data (Retail Locations Only)" on the preceding pages.

     The Company's revenues are derived primarily from sales of merchandise and gasoline at its convenience and discount tobacco stores. Total merchandise sales increased by 10.5% in fiscal year 2002 as compared to fiscal year 2001. Average annual merchandise sales for stores open two full years increased to $744,000 in fiscal year 2002 from $648,000 in fiscal year 2001 and $606,000 in fiscal year 2000. This increase is primarily due to higher comparable store sales and increases in tobacco prices. On average, cigarette sales represented approximately 44% of total merchandise sales in each of the last three fiscal years. There has been volatility in selling prices as a result of competition among cigarette manufacturers. Since the Company expects this trend to continue, it has sought to increase sales of other merchandise at its convenience stores to mitigate the volatility.

     Total gasoline sales decreased by 15.8% in fiscal year 2002 as compared to fiscal year 2001. The average price per gallon of gasoline sold in fiscal year 2002 declined by 20.1 cents per gallon, or 16.2%, compared to fiscal year 2001. Gross profits on gasoline gallons sold during fiscal year 2002 were 2.5 cents per gallon lower, a decline of 19.5%, in comparison to fiscal year 2001. Average gallons of gasoline sold at the Company's stores open two full years were 672,000 gallons in fiscal year 2002 compared to 618,000 gallons in fiscal year 2001 and 635,000 gallons in fiscal year 2000.

     The Company sells gasoline at 239 locations, including one location where gasoline is sold on a commission basis. The Company purchases petroleum from a variety of competing sources. Branded gasoline is purchased under supply agreements for 77 locations and branded and unbranded gasoline is purchased from various sources for 161 locations. Gasoline margins have historically been volatile and there can be no assurance that the Company's gasoline margins will be maintained or enhanced by purchasing from these sources.

     In the last twelve months, the Company continued its store evaluation and strategic initiative program by converting convenience store locations to Choice Cigarette Discount Outlets ("Choice") and opening or closing stores as conditions warranted. During that period, three convenience stores were converted to Choice stores, one franchise store was converted to a corporate store, one franchise store was sold and two convenience stores and one Choice store were closed. The Company also constructed one convenience store and two Choice stores during this period. The Company intends to pursue its conversion and divestiture program to improve financial performance.

     As previously announced, in April 2002 the Company hired financial advisors to assist the Company in the exploration and evaluation of all of its strategic alternatives to enhance stockholder value. As a result of its analysis with its financial advisors, the Company intends to intensify its divestiture strategy. The financial advisors are currently working with the Company to negotiate with its debt holders in this divestiture program. If the disposition of assets is successful and is in excess of certain amounts, the Company's executive officers will be eligible to receive bonuses pursuant to a Transaction Success Bonus Plan adopted by the Company. The aggregate amount of such bonuses will be based upon the total consideration received for such assets.

     If the Company is unsuccessful in consummating its accelerated disposition strategy, whether due to lack of cooperation from its lenders or otherwise, the Company could encounter liquidity problems during fiscal year 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                               2002        2001        2000
                                                              -------     -------     -------
Revenues:
  Merchandise sales.........................................    55.2%       48.5%       49.4%
  Gasoline sales............................................    44.3        51.1        50.1
  Other income..............................................     0.5         0.4         0.5
                                                               -----       -----       -----
          Total revenues....................................   100.0       100.0       100.0
Cost of sales...............................................    78.3        78.6        78.2
                                                               -----       -----       -----
Gross profit:
  Merchandise (as a percentage of merchandise sales)........    30.4        32.3        33.3
  Gasoline (as a percentage of gasoline sales)..............     9.9        10.3         9.5
          Total gross profit................................    21.7        21.4        21.8
Costs and expenses:
  Selling...................................................    16.6        15.7        15.9
  General and administrative................................     2.0         1.7         1.9
  Depreciation and amortization.............................     2.0         1.9         1.9
  Interest..................................................     1.6         1.9         1.6
  Provision for asset impairment............................     0.0         0.0         0.0
                                                               -----       -----       -----
          Total expenses....................................    22.2        21.2        21.3
                                                               -----       -----       -----
Earnings (loss) before income taxes.........................    (0.5)        0.2         0.5
Income tax provision (benefit)..............................    (0.2)        0.1         0.2
                                                               -----       -----       -----
Net earnings (loss).........................................    (0.3)%       0.1%        0.3%
                                                               =====       =====       =====

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

     At September 30, 2002, the Company operated 299 stores which were comprised of 231 Uni-Mart convenience stores and 68 Choice Cigarette Discount Outlets. Of these locations, four were franchised and 239 offered self-service gasoline.

     Total revenues in fiscal year 2002 were $409.5 million, a decline of $12.8 million, or 3.0%, compared to total revenues of $422.3 million in fiscal year 2001. This decline is the net result of a $34.2 million decline in gasoline sales, offset by a $21.4 million increase in merchandise sales. Merchandise sales increased to $226.0 million, or 10.5%, from $204.6 million in fiscal year 2001. The Company had one less store in operation in fiscal year 2002 compared to fiscal year 2001. Higher comparable store sales levels, as well as contributions from higher retail cigarette prices in the fourth quarter of fiscal year 2002 contributed to the merchandise sales growth. Gasoline sales declined to $181.6 million, or 15.8%, from $215.8 million in fiscal year 2001 primarily due to a 20.1 cent per gallon, or 16.2%, decline in the average retail price per gallon of petroleum sold at the Company's locations, primarily in the first three quarters of fiscal year 2002. At comparable stores, merchandise sales increased by 6.1%, while gasoline gallons sold declined by 2.7% from fiscal year 2001 levels. Other income in fiscal year 2002 was relatively the same as fiscal year 2001.

     Gross profits on merchandise sales increased by $2.8 million, or 4.2%, to $68.8 million in fiscal year 2002 compared to $66.0 million in fiscal year 2001, despite a 1.8% decline in the merchandise gross profit rate for the comparable periods.

     Gross profits on gasoline sales declined by $4.3 million, or 19.2%, to $18.0 million in the current fiscal year compared to $22.3 million in fiscal year 2001. Gross profit per gallon sold declined by 2.5 cents per gallon, or 19.5%, in fiscal year 2002. Instability of the petroleum wholesale markets and increased retail competition resulted in lower gasoline gross profit margins during the Company's current reporting period when compared to the same period in fiscal 2001. The decline in gasoline gross profit levels was offset slightly by an increase of 816,000 gallons of petroleum sold at the Company's locations due to the operation of two additional gasoline locations in fiscal year 2002.

     Selling, general and administrative, and depreciation and amortization expenses increased $2.6 million in fiscal year 2002, while interest expense declined when compared to fiscal year 2001. Selling expenses increased by $1.7 million, or 2.6%, to $68.0 million compared to $66.3 million in fiscal year 2001 due to additional operating leases for new stores and store improvements, as well as higher insurance reserves. General and administrative expense increased to $8.0 million, from $7.3 million in fiscal year 2001. This increase of $762,000, or 10.5%, is primarily due to increased legal and professional and audit fees. These increased fees relate primarily to changes in corporate governance and corporate securities adopted at the Annual Meeting of Stockholders in February 2002, as well as the hiring of financial advisors in April 2002 and higher audit fees. Higher salary levels also affected the general and administrative expense category. Depreciation and amortization expense increased in fiscal year 2002 to $8.3 million from $8.1 million in fiscal year 2001 due to depreciation of new equipment for store improvements. Lower borrowing levels and lower interest rates resulted in a $1.1 million, or 13.7%, decline in interest expense in fiscal year 2002 to $6.7 million from $7.8 million in the prior fiscal year. The Company recorded a $54,000 provision for asset impairment in fiscal year 2001.

     Losses before income taxes were $2.3 million in fiscal year 2002 compared to a pre-tax profit of $748,000 in fiscal year 2001. The Company received a benefit for income taxes in fiscal year 2002 of $962,000 compared to a provision for income taxes of $297,000 in the prior fiscal year. In 2002, Pennsylvania extended the net operating loss ("NOL") carryforward from 10 to 20 years which resulted in a higher effective tax benefit for the current fiscal year. Net losses were $1.3 million, or $0.19 per share, in fiscal year 2002, compared to a net earnings of $451,000, or $0.06 per share, in fiscal year 2001.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

     At September 30, 2001, the Company operated 300 stores, including seven franchised locations and 237 locations with self-service gasoline. During fiscal year 2001, the Company constructed four stores, acquired one store, reopened one store and closed four underperforming stores.

     Total revenues in fiscal year 2001 were $422.3 million, an increase of $73.6 million, or 21.1%, from $348.7 million in fiscal year 2000. The 43 stores acquired from OSSI in April 2000 were operated by the Company for a full year in fiscal year 2001 and only five months in fiscal year 2000, contributing to the revenues growth.

     Merchandise sales in fiscal year 2001 were $204.6 million, an increase of $32.4 million, or 18.8%, over merchandise sales of $172.2 million in fiscal year 2000. This increase resulted primarily from the full year's operation in fiscal year 2001 of the stores acquired in April 2000 and a 3.3% increase in merchandise sales at comparable stores.

     Gasoline sales increased by $41.2 million, or 23.6%, to $215.8 million in fiscal year 2001 from $174.6 million in fiscal year 2000. Approximately 85% of this increase was the result of the sale of an additional 29.2 million gallons by the Company in fiscal year 2001 due to the April 2000 acquisition. The balance of this increase was due to a $0.03 increase in the average price per gallon sold at the Company's stores, partially offset by a 1.7% decline in gasoline gallons sold at comparable stores.

     Gross profits on merchandise sales increased by $8.6 million, or 15.1%, from $57.4 million in fiscal year 2000 to $66.0 million in fiscal year 2001, due to higher sales volume in fiscal year 2001.

     Gasoline gross profits in fiscal year 2001 were $22.3 million compared to gasoline gross profits in fiscal year 2000 of $16.6 million. The increase of $5.7 million, or 34.2%, was the result of increased sales of 29.2 million gallons and higher gross profits per gallon of gasoline sold.

     Selling expenses in fiscal year 2001 increased by $10.9 million, or 19.7%, from $55.3 million in fiscal year 2000 to $66.2 million in fiscal year 2001. This increase was primarily due to a full year's operation of the stores acquired in April 2000. General and administrative expense increased from $6.7 million in fiscal year 2000 to $7.3 million in fiscal year 2001. This increase of $533,000, or 7.9%, was the result of higher staffing levels, salary increases and incentive programs. Depreciation and amortization expense increased by $1.5 million, or 22.4%, due primarily to a full year's depreciation and amortization of the assets acquired in April 2000 as well as depreciation of new stores constructed in the last year. Interest expense increased by $2.2 million, or 38.7%, due to increased borrowings as well as a full year's interest in fiscal year 2001 on debt incurred in April 2000 for acquisition financing. The Company recorded a $54,000 provision for asset impairment in fiscal year 2001 compared to $160,000 in fiscal year 2000.

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

SEASONALITY AND UNAUDITED QUARTERLY RESULTS

     The Company's business generally has been subject to seasonal influences with higher sales in the third and fourth quarters of each fiscal year, since customers tend to purchase more convenience items, such as ice, beverages and fast food, and more gasoline during the warmer months. Due to adverse weather conditions, merchandise sales for the second fiscal quarter generally have been lower than other quarters. In addition, because of price volatility, gasoline profit margins fluctuate significantly throughout the year.

                                      FISCAL YEAR 2002                           FISCAL YEAR 2001
                                       QUARTER ENDED                               QUARTER ENDED
                          ----------------------------------------   -----------------------------------------
                          JAN. 3,   APRIL 4,   JULY 4,    SEP. 30,   JAN. 4,    APRIL 5,   JULY 5,    SEP. 30,
                           2002       2002       2002       2002       2001       2001       2001       2001
                          -------   --------   --------   --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Merchandise sales.....  $56,254   $52,575    $ 58,075   $ 59,126   $ 50,482   $47,119    $ 53,734   $ 53,245
  Gasoline sales........   42,295    39,150      50,240     49,915     58,459    49,242      58,088     50,007
  Other income..........      440       469         465        497        677       392         442        379
                          -------   -------    --------   --------   --------   -------    --------   --------
    Total revenues......   98,989    92,194     108,780    109,538    109,618    96,753     112,264    103,631
Cost of sales...........   76,093    71,229      86,036     87,418     86,351    76,420      88,434     80,798
                          -------   -------    --------   --------   --------   -------    --------   --------
Gross profit............   22,896    20,965      22,744     22,120     23,267    20,333      23,830     22,833
Costs and expenses:
  Selling...............   16,955    16,903      17,068     17,069     16,695    16,376      16,827     16,362
  General &
    administrative......    1,902     2,141       2,123      1,860      1,871     1,736       2,021      1,636
  Depreciation &
    amortization........    2,058     2,071       2,070      2,058      1,977     2,031       2,056      2,076
  Interest..............    1,815     1,594       1,684      1,633      1,936     2,048       1,952      1,861
  Provision for asset
    impairment..........        0         0           0          0          0         0          24         30
                          -------   -------    --------   --------   --------   -------    --------   --------
Earnings (loss) before
  income taxes..........      166    (1,744)       (201)      (500)       788    (1,858)        950        868
Income tax provision
  (benefit).............       56      (605)        (56)      (357)       268      (632)        323        338
                          -------   -------    --------   --------   --------   -------    --------   --------
Net earnings (loss).....  $   110   $(1,139)   $   (145)  $   (143)  $    520   $(1,226)   $    627   $    530
                          =======   =======    ========   ========   ========   =======    ========   ========
Net earnings (loss)
  per share.............  $  0.02   $ (0.16)   $  (0.02)  $  (0.02)  $   0.07   $ (0.17)   $   0.09   $   0.08
                          =======   =======    ========   ========   ========   =======    ========   ========
Weighted average shares
  outstanding...........    7,070     7,095       7,112      7,119      7,036     7,049       7,062      7,065
                          =======   =======    ========   ========   ========   =======    ========   ========

LIQUIDITY AND CAPITAL RESOURCES

     Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations generally do not require large amounts of working capital. From time to time, the Company utilizes portions of its cash to acquire and construct new stores and renovate existing locations.

     As of September 30, 2002, the Company amended its revolving credit agreement to revise covenants relating to interest and fixed-charge coverage ratios for the fourth quarter of fiscal year 2002 and the first quarter of fiscal year 2003. The Company and the bank are currently evaluating revisions to the fixed-charge coverage covenant and interest coverage covenant for the second, third and fourth quarters of fiscal year 2003 that will be consistent with the Company's strategic course. While the bank has indicated that it intends to negotiate revisions to the credit agreement, in good faith, that may be necessary, there can be no assurance that such revisions will be agreed to or that the Company will be in compliance with the existing or amended covenants under the agreement during fiscal year 2003. At September 30, 2002, $4.1 million was available for borrowing under this agreement. See Footnote F to the Consolidated Financial Statements included in this report for additional information regarding the revolving credit.

     Capital requirements for debt service and capital leases for fiscal year 2003 are approximately $9.2 million, which includes $5.9 million in revolving credit that has been classified as current pending renegotiation of the covenants. The Company anticipates capital expenditures in fiscal year 2003 of $2.0 million, funded from cash flows from operations. These capital expenditures include replacement of store equipment and gasoline-dispensing equipment and upgrading of the Company's data processing systems.

     Operating lease commitments for fiscal year 2003 are approximately $6.2 million. These commitments for fiscal years 2004, 2005, 2006 and 2007 are approximately $6.1 million, $4.4 million, $3.2 million, and $3.0 million, respectively.

     Management believes that cash from operations, available credit facilities and asset sales will be sufficient to meet the Company's obligations for the foreseeable future. In the event that the Company is unable to amend covenants under its revolving credit agreement or cannot consummate proposed asset sales, there is a risk that the Company will not be able to meet future cash obligations. There can be no assurance that the Company's lenders will cooperate with the Company's efforts to pay down debt through the divestiture of assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to self-insured liabilities, impairment and income taxes. The Company bases its estimates on historical experience, current and anticipated business conditions, the condition of the financial markets, and various other assumptions that are believed to be reasonable under existing conditions. Actual results may differ from these estimates.

     The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     Self-insurance liabilities -- The Company records estimates for self-insured worker's compensation and general liability insurance coverage. Should a greater amount of claims occur compared to what was estimated, or costs increase beyond what was anticipated, reserves recorded may not be sufficient, and additional expense may be recorded.

     Impairment -- The Company evaluates long-lived assets, including stores, for impairment quarterly, or whenever events or changes in circumstances indicate that the assets may not be recoverable. The impairment is measured by calculating the estimated future cash flows expected to be generated by the store, and comparing this amount to the carrying value of the store's assets. Cash flows are calculated utilizing individual store forecasts and total company projections for the remaining estimated lease lives of the stores being analyzed. Should actual results differ from those forecasted and projected, the Company may be subject to future impairment charges related to these facilities.

     During fiscal year 2003, the Company is required to adopt Statement of Financial Accounting Standards ("SFAS") Nos. 142 and 144. SFAS No. 142 requires that assets with indefinite lives not be amortized but tested annually for impairment and provides specific guidance for such testing. SFAS

No. 144 provides additional guidance for impairment testing and determination of when an asset is considered to be for sale. At this time, the Company has not determined the impact these standards will have on its financial statements, but believes the adoption of SFAS No. 142 will result in a material write-off of goodwill. Goodwill at September 30, 2002 was $5,857,000.

     Income taxes -- The Company currently has net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate a significant deferred tax asset. However, the Company has recorded a valuation allowance against this deferred tax asset as it has determined that it is more likely than not that it will not be able to fully utilize the NOLs. Should the Company's assumptions regarding the utilization of these NOLs change, it may reduce some or all of this valuation allowance, which would result in the recording of an income tax benefit.

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

     To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, mortgage loans and equipment loans at September 30, 2002.

     The carrying amounts of cash and short-term debt approximate fair value. The Company estimates the fair value of its long-term, fixed-rate debt generally using discounted cash flow analysis based on the Company's current borrowing rates for debt with similar maturities. The Company estimates fair value of its long-term, variable rate debt based on current notes offered for similar debt with similar security, terms and maturity (dollar amounts in thousands).

                                          FISCAL YEAR OF MATURITY                               TOTAL        FAIR
                               ----------------------------------------------                   DUE AT     VALUE AT
                                2003      2004      2005      2006      2007     THEREAFTER    MATURITY    9/30/02
                               ------    ------    ------    ------    ------    ----------    --------    --------
INTEREST-RATE SENSITIVE
  ASSETS:
  Noninterest-bearing
    checking accounts........  $3,633    $    0    $    0    $    0    $    0     $     0      $ 3,633     $ 3,633
  Interest-bearing checking
    accounts.................  $2,868    $    0    $    0    $    0    $    0     $     0      $ 2,868     $ 2,868
  Average interest rate......    1.55%                                                            1.55%         --
                               ------    ------    ------    ------    ------     -------      -------     -------
      Total..................  $6,501                                                          $ 6,501     $ 6,501
      Total average interest
        rate.................    0.68%                                                            0.68%         --

INTEREST-RATE SENSITIVE
  LIABILITIES:
  Variable-rate borrowings...  $7,830    $2,010    $2,131    $2,258    $2,392     $23,741      $40,362     $40,362
  Average interest rate......    5.57%     5.54%     5.54%     5.54%     5.54%       5.54%        5.54%         --
  Fixed-rate borrowings......  $1,249    $1,250    $1,386    $1,536    $1,700     $33,508      $40,629     $42,719
  Average interest rate......    9.34%     9.34%     9.34%     9.34%     9.34%       9.34%        9.34%         --
                               ------    ------    ------    ------    ------     -------      -------     -------
      Total..................  $9,079    $3,260    $3,517    $3,794    $4,092     $57,249      $80,991     $83,081
      Total average interest
        rate.................    7.46%     7.62%     7.65%     7.68%     7.72%       7.77%        7.67%         --

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  Uni-Marts, Inc.
State College, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Uni-Marts, Inc. and subsidiaries (the "Company") as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Uni-Marts, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Philadelphia, Pennsylvania
November 1, 2002

                        UNI-MARTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                           ASSETS
Current Assets:
  Cash......................................................  $  6,501   $  5,075
  Accounts receivable -- less allowances of $126 and $225...     8,324      7,305
  Inventories...............................................    20,859     18,471
  Prepaid and current deferred taxes........................     1,494      1,672
  Property and equipment held for sale......................     1,098      3,137
  Prepaid expenses and other................................     1,137      1,265
                                                              --------   --------
          Total Current Assets..............................    39,413     36,925
Net Property, Equipment and Improvements....................    98,037    103,488
Loan Due from Officer.......................................       360        420
Intangible Assets...........................................     6,235      6,689
Other Assets................................................     1,100      1,108
                                                              --------   --------
          Total Assets......................................  $145,145   $148,630
                                                              ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 17,811   $ 16,239
  Gas taxes payable.........................................     3,460      3,360
  Accrued expenses..........................................     7,207      6,820
  Revolving credit..........................................     5,867          0
  Current maturities of long-term debt......................     3,212      2,920
  Current obligations under capital leases..................       113        391
                                                              --------   --------
          Total Current Liabilities.........................    37,670     29,730
Long-Term Debt, less current maturities.....................    71,912     80,912
Obligations Under Capital Leases, less current maturities...       214        361
Deferred Taxes..............................................     1,797      2,917
Deferred Income and Other Liabilities.......................     5,235      5,217
Commitments and Contingencies
Stockholders' Equity:
  Preferred Stock, par value $1.00 a share:
     Authorized 100,000 shares
     Issued none............................................         0          0
  Common Stock, par value $.10 a share:
     Authorized 16,000,000 shares
     Issued 7,420,859 and 7,388,083 shares, respectively....       742        739
  Additional paid-in capital................................    23,803     23,833
  Retained earnings.........................................     5,661      6,978
                                                              --------   --------
                                                                30,206     31,550
  Less treasury stock, at cost -- 291,429 and 323,275 shares
     of Common Stock, respectively..........................    (1,889)    (2,057)
                                                              --------   --------
                                                                28,317     29,493
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $145,145   $148,630
                                                              ========   ========

                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
REVENUES:
  Merchandise sales.........................................  $226,030   $204,580   $172,209
  Gasoline sales............................................   181,600    215,796    174,586
  Other income..............................................     1,871      1,890      1,909
                                                              --------   --------   --------
                                                               409,501    422,266    348,704
                                                              --------   --------   --------
COSTS AND EXPENSES:
  Cost of sales.............................................   320,776    332,003    272,754
  Selling...................................................    67,995     66,260     55,334
  General and administrative................................     8,026      7,264      6,731
  Depreciation and amortization.............................     8,257      8,140      6,652
  Interest..................................................     6,726      7,797      5,621
  Provision for asset impairment............................         0         54        160
                                                              --------   --------   --------
                                                               411,780    421,518    347,252
                                                              --------   --------   --------
Earnings (loss) before income taxes.........................    (2,279)       748      1,452
Income tax provision (benefit)..............................      (962)       297        572
                                                              --------   --------   --------
Net earnings (loss).........................................  $ (1,317)  $    451   $    880
                                                              ========   ========   ========
Basic earnings (loss) per share.............................  $  (0.19)  $   0.06   $   0.13
                                                              ========   ========   ========
Diluted earnings (loss) per share...........................  $  (0.19)  $   0.06   $   0.13
                                                              ========   ========   ========
Weighted average number of common shares outstanding........     7,099      7,053      6,989
                                                              ========   ========   ========
Weighted average number of common shares outstanding
  assuming dilution.........................................     7,099      7,093      7,021
                                                              ========   ========   ========

                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               COMMON STOCK
                                          AUTHORIZED 16,000,000
                                                  SHARES           ADDITIONAL               TREASURY STOCK
                                          ----------------------    PAID-IN     RETAINED   -----------------
                                            SHARES       AMOUNT     CAPITAL     EARNINGS   SHARES    AMOUNT
                                          -----------   --------   ----------   --------   -------   -------
BALANCE -- OCTOBER 1, 1999..............   7,327,088      $733      $24,030     $ 5,647    400,962   $(2,464)
  Issuance of common stock..............      34,035         3         (214)               (67,248)      353
  Net earnings..........................                                            880
                                           ---------      ----      -------     -------    -------   -------
BALANCE -- SEPTEMBER 30, 2000...........   7,361,123       736       23,816       6,527    333,714    (2,111)
  Issuance of common stock..............      26,960         3           17                (10,439)       54
  Net earnings..........................                                            451
                                           ---------      ----      -------     -------    -------   -------
BALANCE -- SEPTEMBER 30, 2001...........   7,388,083       739       23,833       6,978    323,275    (2,057)
  Issuance of common stock..............      32,776         3          (30)               (31,846)      168
  Net loss..............................                                         (1,317)
                                           ---------      ----      -------     -------    -------   -------
BALANCE -- SEPTEMBER 30, 2002...........   7,420,859      $742      $23,803     $ 5,661    291,429   $(1,889)
                                           =========      ====      =======     =======    =======   =======

                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others...................  $ 410,392   $ 418,400   $ 348,513
  Cash paid to suppliers and employees......................   (396,579)   (410,275)   (329,222)
  Dividends and interest received...........................         45          77         108
  Interest paid (net of capitalized interest of $0, $287 and
     $32)...................................................     (6,637)     (7,527)     (5,100)
  Income taxes received (paid)..............................         21        (152)         45
                                                              ---------   ---------   ---------
       Net Cash Provided by Operating Activities............      7,242         523      14,344
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business...................................          0           0     (42,745)
  Receipts from sale of capital assets......................        559         394         993
  Purchase of property, equipment and improvements..........     (2,868)    (10,402)     (7,036)
  Note receivable from officer..............................         60          60          60
  Cash advanced for intangible and other assets.............       (177)       (207)       (191)
  Cash received for intangible and other assets.............         69          66         633
                                                              ---------   ---------   ---------
       Net Cash Used in Investing Activities................     (2,357)    (10,089)    (48,286)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) on revolving credit agreement.......        109       4,615        (656)
  Additional long-term borrowings...........................          0       5,197      42,238
  Principal payments on debt................................     (3,599)     (3,065)     (1,710)
  Proceeds from issuance of common stock....................         31          12           8
                                                              ---------   ---------   ---------
       Net Cash (Used in) Provided by Financing
          Activities........................................     (3,459)      6,759      39,880
                                                              ---------   ---------   ---------
Net Increase (Decrease) in Cash.............................      1,426      (2,807)      5,938
Cash at Beginning of Year...................................      5,075       7,882       1,944
                                                              ---------   ---------   ---------
Cash at End of Year.........................................  $   6,501   $   5,075   $   7,882
                                                              =========   =========   =========
RECONCILIATION OF NET EARNINGS (LOSS) TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
Net Earnings (Loss).........................................  $  (1,317)  $     451   $     880
Adjustments to Reconcile Net Earnings (Loss) to Net Cash
  Provided by Operating Activities:
  Depreciation and amortization.............................      8,257       8,140       6,652
  Provision for asset impairment............................          0          54         160
  Loss on sale of capital assets and other..................        354         405         197
  Change in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable..................................     (1,046)     (1,050)     (3,574)
       Inventories..........................................     (2,388)     (2,235)     (4,498)
       Prepaid expenses and other...........................      2,248      (2,334)         24
     Increase (decrease) in:
       Accounts payable and accrued expenses................      2,058      (2,201)     10,455
       Deferred income taxes and other liabilities..........       (924)       (707)      4,048
                                                              ---------   ---------   ---------
  Total Adjustments to Net Earnings (Loss)..................      8,559          72      13,464
                                                              ---------   ---------   ---------
Net Cash Provided by Operating Activities...................  $   7,242   $     523   $  14,344
                                                              =========   =========   =========
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING ACTIVITY:
Liabilities Assumed in Acquisition..........................  $       0   $       0   $   2,500
Fixed Assets Acquired Under Capital Leases..................  $       0   $       0   $     426

                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company is an independent operator of convenience stores and discount tobacco stores located in Pennsylvania, New York, Delaware, Maryland and Virginia.

     (1) Principles of Consolidation -- The consolidated financial statements include the accounts of Uni-Marts, Inc. and its wholly-owned subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated.

     (2) Future Operations -- The Company continues to evaluate existing stores based on their historical contribution. The Company will consider closing underperforming stores or investing in facility upgrades to enhance their performance. The Company retained financial advisors in fiscal year 2002 to evaluate operating strategies which included the potential divestiture of certain store locations and non-operating assets. As a result of its analysis with its financial advisors, the Company intends to intensify its divestiture strategy. The financial advisors are currently working with the Company and its lenders to assist in this divestiture program.

         Management believes that cash from operations, available credit facilities and asset sales will be sufficient to meet the Company's obligations for the foreseeable future. In the event that the Company is unable to amend covenants under its revolving credit agreement (See Note F) or cannot consummate proposed asset sales, there is a risk that the Company will not be able to meet future cash obligations. There can be no assurance that the Company's lenders will cooperate with the Company's efforts to pay down debt through the divestiture of assets.

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

     (5) Asset Impairment -- Long-lived assets and certain identifiable intangibles are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

     (6) Self-Insurance Reserves -- The Company assumes the risks for general liability and workers' compensation insurance exposures up to certain loss thresholds set forth in separate insurance contracts. The Company has established self-insurance reserves for these risks, which are recorded on a present value basis using a risk-free discount rate of 5.0% (2002) and 5.0% (2001), using actuarial valuations provided by an independent company. At September 30, 2002 and 2001, the Company had self-insurance reserves totaling $2,800,800 and $2,719,600, respectively. These reserves are included in accrued expenses in the Company's consolidated balance sheets.

     (7) Income Taxes -- The Company recognizes deferred tax assets and liabilities for temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates.

     (8) Earnings Per Share -- Earnings per share are calculated based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share were calculated in fiscal years 2001 and 2000. Although there were potentially dilutive stock options for 1,219,833 shares outstanding in fiscal year 2002, they were not included as the effect was anti-dilutive because the exercise price exceeded the market price.

     (9) Advertising Costs -- The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising costs of $783,200, $841,800 and $1,228,000 in fiscal years 2002, 2001 and 2000, respectively.

    (10) Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

    (11) Segment Disclosures -- The Company has only one reportable segment.

    (12) Changes In Securities -- On February 6, 2002, the Company adopted a shareholder rights plan and declared a dividend distribution of one Common Stock Purchase Right on each outstanding share of its common stock. Pursuant to the rights plan, the Company distributed to all shareholders of record on February 19, 2002, as a dividend on each outstanding share of common stock, a right to purchase two-thirds of a share of common stock for a purchase price of $10.67. The rights, however, are exercisable (subject to limited grandfathering provisions for certain shareholders who currently beneficially own more than 15% of the Company's stock) only if: (1) a person or group acquires 15% or more of the Company's common stock, other than through an offer for all shares of the common stock at a price and on terms determined by the Board of Directors to be fair to all shareholders, or (2) a person or group commences a tender or exchange offer for 15% or more of the Company's common stock. If the rights become exercisable, the rights will be modified automatically to entitle the rightholders (other than the acquiring person or group) to purchase shares of the Company's common stock at a 50% discount from the then market value. In addition, if the Company is acquired in a merger or other transaction after such person or group has acquired a 15% common stock interest, the rightholders (other than such person or group) will be entitled to purchase shares of common stock of the surviving company at the same discount from market value. Initially, the rights are represented by Uni-Marts stock certificates. Should the rights become exercisable, the Company will issue separate rights certificates to all holders. Uni-

         Marts can redeem the rights at any time before (but not after) a person or group has acquired 15% or more of the Company's common stock as described above. If not redeemed prior to January 31, 2012, the rights will expire on that date. Terms of the Shareholder Rights Plan are set forth in a Rights Agreement dated as of February 6, 2002 between the Company and Mellon Investor Services LLC, as Rights Agent, which was filed as an exhibit to an amendment to the Registration Statement on Form 8-A pursuant to which the Company's common stock, par value $0.10, is registered under the Securities Exchange Act of 1934.

    (13) Recent Accounting Pronouncements -- In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 and, in August 2001, issued SFAS No. 144. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that such assets with indefinite lives not be amortized but be tested annually for impairment and provides specific guidance for such testing. This statement also requires disclosure of information regarding goodwill and other assets that was previously not required. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," provides additional guidance for impairment testing and determination of when an asset is considered to be for sale. The Company is not required to adopt these accounting standards until fiscal year 2003, but believes the adoption of SFAS No. 142 will result in a material write-off of goodwill.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, and SFAS No. 64, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial statements.

         In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF No. 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. At this time, the Company has not determined the impact this standard will have on the Company's financial statements.

B. INVENTORIES:

The following is a summary of inventories at September 30:

                                                             2002      2001
                                                            -------   -------
                                                             (IN THOUSANDS)
Merchandise...............................................  $17,758   $15,636
Gasoline..................................................    3,101     2,835
                                                            -------   -------
                                                            $20,859   $18,471
                                                            =======   =======

C. PROPERTY AND EQUIPMENT HELD FOR SALE:

Property and equipment held for sale is carried at the lower of cost or net realizable value and are classified as current assets because the Company expects them to be sold within the next fiscal year. The properties are undeveloped land, rental properties, store equipment and closed convenience stores. Leases that were pending in fiscal year 2001 were completed in the first quarter of fiscal year 2002.

D. PROPERTY, EQUIPMENT AND IMPROVEMENTS -- AT COST (IN THOUSANDS):

                                                                                        ESTIMATED
                                                              ACCUMULATED    NET BOOK    LIFE IN
                                                     COST     DEPRECIATION    VALUE       YEARS
                                                   --------   ------------   --------   ---------
SEPTEMBER 30, 2002:
Land.............................................  $ 22,629     $     0      $ 22,629
Buildings........................................    74,610      22,247        52,363     29-35
Machinery and equipment..........................    45,184      28,040        17,144      3-10
Machinery and equipment..........................     6,902       4,117         2,785     11-20
Capitalized property and equipment leases........     1,141         742           399      5-25
Leasehold improvements...........................    11,352       8,661         2,691      1-10
Leasehold improvements...........................       433         407            26     11-20
                                                   --------     -------      --------
                                                   $162,251     $64,214      $ 98,037
                                                   ========     =======      ========
SEPTEMBER 30, 2001:
Land.............................................  $ 22,791     $     0      $ 22,791
Buildings........................................    73,903      19,552        54,351     29-35
Machinery and equipment..........................    45,280      26,288        18,992      3-10
Machinery and equipment..........................     6,881       3,700         3,181     11-20
Capitalized property and equipment leases........     1,797         914           883      5-25
Leasehold improvements...........................    11,242       8,329         2,913      1-10
Leasehold improvements...........................       433         383            50     11-20
Construction in progress.........................       327           0           327
                                                   --------     -------      --------
                                                   $162,654     $59,166      $103,488
                                                   ========     =======      ========

Depreciation expense in fiscal years 2002, 2001 and 2000 was $7,795,300, $7,677,100 and $6,306,600, respectively, including the amortization of capitalized property and equipment leases.

E. INTANGIBLE AND OTHER ASSETS:

Intangible and other assets consist of the following (in thousands):

                                                                                             USEFUL
                                                                  ACCUMULATED    NET BOOK   LIVES IN
                                                         COST     AMORTIZATION    VALUE      YEARS
                                                        -------   ------------   --------   --------
FOR THE YEAR ENDED SEPTEMBER 30, 2002:
Goodwill..............................................  $ 8,874      $3,017       $5,857    13-40
Lease acquisition cost................................      315         251           64    12-25
Noncompete agreements.................................      250         121          129      5
Other intangibles.....................................      197          12          185    15-16
                                                        -------      ------       ------
  Total intangibles...................................    9,636       3,401        6,235
Other assets..........................................    1,100           0        1,100
                                                        -------      ------       ------
                                                        $10,736      $3,401       $7,335
                                                        =======      ======       ======
FOR THE YEAR ENDED SEPTEMBER 30, 2001:
Goodwill..............................................  $ 8,874      $2,628       $6,246    13-40
Lease acquisition cost................................      315         232           83    12-25
Noncompete agreements.................................      250          71          179      5
Other intangibles.....................................      190           9          181    15-16
                                                        -------      ------       ------
  Total intangibles...................................    9,629       2,940        6,689
Other assets..........................................    1,108           0        1,108
                                                        -------      ------       ------
                                                        $10,737      $2,940       $7,797
                                                        =======      ======       ======

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations and is amortized on a straight-line basis. Effective October 1, 2002, with the adoption of SFAS No. 142, the Company will no longer amortize goodwill. Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms. Amortization expense was $461,800 (2002), $462,600 (2001) and $345,800 (2000).

F. REVOLVING CREDIT AGREEMENT:

On April 20, 2000, the Company executed a 3-year secured $10.0 million revolving loan agreement (the "Agreement") with $3.5 million available for letters of credit. Provisions of the Agreement require the maintenance of certain covenants relating to minimum tangible net worth, interest and fixed-charge coverage ratios, as measured on a quarterly basis. In addition, the Agreement places limitations on capital expenditures, additional debt and payment of dividends. In the second quarter of fiscal year 2001, the Agreement was amended to increase the total credit line to $13.0 million, with $3.5 million available for letters of credit, and to amend certain financial covenants. During the first quarter of fiscal year 2002, the Agreement was amended to extend the maturity date to April 20, 2004, to amend certain covenants and to provide an additional $2.0 million for borrowing on a seasonal basis for the months January through April. As of September 30, 2002, the Agreement was amended to revise covenants relating to fixed-charge coverage covenant and interest coverage covenant ratios for the fourth quarter of fiscal year 2002 and the first quarter of fiscal year 2003. The Company was in compliance with these covenants as of September 30, 2002. The Company and the bank are currently evaluating revisions to the fixed-charge coverage covenant and interest coverage covenant levels for the second, third and fourth quarters of fiscal year 2003 that will be consistent with the Company's strategic course. While the bank has given indications that it intends to renegotiate, in good faith, revisions to the credit agreement that may be necessary, there can be no assurance that such revisions will be agreed to or that the Company will be in compliance with the existing or amended covenants under the Agreement during fiscal year 2003. Borrowings of $5.9 million and letters of credit of $3.0 million were outstanding at September 30, 2002. The $5.9 million borrowing has been classified as a current liability since the interest and fixed-charge coverage ratios have been amended only through the first quarter of fiscal year 2003. This facility bears interest at the Company's option based on a rate of either prime plus 1.0% or LIBOR plus 3.0%. The interest rate at September 30, 2002 was 5.75%. The Agreement is collateralized by substantially all of the Company's inventories, receivables, other personal property and selected real properties. The net book value of these selected real properties at September 30, 2002 was $2.5 million.

G. LONG-TERM DEBT:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Mortgage Loan. Principal and interest will be paid in 192
  remaining monthly installments. At September 30, 2002, the coupon rate was 9.08% and the effective interest rate was
  9.78%, net of unamortized fees of $1,204,119 ($1,329,757
  in 2001)..................................................  $31,568   $32,331
Mortgage Loan. Principal and interest will be paid in 212
  remaining monthly installments. The loan bears interest at
  LIBOR plus 3.75%. At September 30, 2002, the coupon rate
  was 5.54% and the effective interest rate was 6.04%, net
  of unamortized fees of $364,952 ($403,779 in 2001)........   20,423    21,249
Mortgage Loan. Principal and interest will be paid in 212
  remaining monthly installments. At September 30, 2002, the coupon rate was 10.39% and the effective interest rate was
  10.70%, net of unamortized fees of $114,683 ($124,901 in
  2001).....................................................    6,502     6,628
Mortgage Loans. Principal and interest are paid in monthly
  installments. The loans expire in 2009, 2010, 2020 and
  2021. Interest ranges from the prime rate to LIBOR plus
  3.75%. At September 30, 2002, the blended coupon rate was
  6.39% and the effective interest rate was 6.80%, net of
  unamortized fees of $144,626 ($151,688 in 2001)...........    7,202     7,496
Revolving Credit Agreement. Interest is paid monthly. The
  interest rate at September 30, 2002 was 5.75%. (See Note
  F)........................................................    5,867     5,758
Equipment Loans. Principal and interest will be paid in
  monthly installments. The loans expire in 2010 and 2011
  and bear interest at LIBOR plus 3.75%. At September 30,
  2002, the blended coupon rate was 5.54% and the effective
  interest rate was 5.98%, net of unamortized fees of
  $135,213 ($174,996 in 2001)...............................    8,506     9,375
Equipment Loan. Principal and interest will be paid in 94
  remaining monthly installments. The loan expires in 2010.
  At September 30, 2002, the coupon rate was 10.73% and the
  effective interest rate was 11.19%, net of unamortized
  fees of $13,776 ($17,124 in 2001).........................      923       995
                                                              -------   -------
                                                               80,991    83,832
Less current maturities.....................................    9,079     2,920
                                                              -------   -------
                                                              $71,912   $80,912
                                                              =======   =======

The mortgage loans are collateralized by $68,586,900 of property, at net book value, and the equipment loans are collateralized by $5,108,000 of equipment, at net book value.

Aggregate maturities of long-term debt (net of loan fee amortization) during the next five years are as follows (in thousands):

September 30,
     2003...................................................  $ 9,079
     2004...................................................    3,260
     2005...................................................    3,517
     2006...................................................    3,794
     2007...................................................    4,092
     Thereafter.............................................   57,249
                                                              -------
                                                              $80,991
                                                              =======

In April and September 2000, the Company, through special purpose consolidated entities with GE Capital Franchise Finance Corporation, (formerly Franchise Finance Corporation of America), ("FFCA") completed 20-year mortgage loans totaling $32.5 million and 10-year equipment loans totaling $11.0 million to finance the purchase of assets from Orloski Service Station, Inc. ("OSSI"). In fiscal year 2001, the Company completed a 20-year mortgage loan totaling $3.5 million and a 10-year equipment loan to finance the construction of one additional store location with FFCA.

The loan agreements with FFCA require the maintenance of certain minimum covenant levels. As of September 30, 2002, the Company was not in compliance with one covenant relating to fixed charge coverage in one of its FFCA loan pools. In December 2002, the Company intends to make an additional principal payment of approximately $110,000 to bring the loan pool into compliance.

H. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash and short-term debt approximate fair value. The Company estimates the fair value of its long-term, fixed-rate debt generally using discounted cash flow analysis based on the Company's current borrowing rates for debt with similar maturities. The Company estimates the fair value of its long-term, variable-rate debt based on current rates offered for similar debt with similar security, terms and maturity.

Fair value of capital lease obligations is estimated based on current rates offered to the Company for similar debt.

The estimated fair values of the Company's financial instrument liabilities are as follows (in thousands):

                                         SEPTEMBER 30, 2002   SEPTEMBER 30, 2001
                                         ------------------   ------------------
                                         CARRYING    FAIR     CARRYING    FAIR
                                          AMOUNT     VALUE     AMOUNT     VALUE
                                         --------   -------   --------   -------
Long-term debt.........................  $80,991    $83,081   $83,832    $89,667
Obligations under capital leases.......      327        341       752        797

I. DEFERRED INCOME AND OTHER LIABILITIES:

The Company generally records revenues when products are sold or services rendered. In certain instances, the Company receives advance payments for purchase commitments or other services and records revenue from such payments in accordance with the terms of the related contractual arrangements.

Deferred income and other liabilities includes the following:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
                                                              (IN THOUSANDS)
Deferred income.............................................  $5,170   $5,064
Deferred compensation.......................................       0       82
Other noncurrent liabilities................................      65       71
                                                              ------   ------
                                                              $5,235   $5,217
                                                              ======   ======

J. COMMITMENTS AND CONTINGENCIES:

(1) Leases -- The Company leases its corporate headquarters, 129 of its store locations and certain equipment. Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at September 30, 2002 are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses. Rental income in connection with the leases of certain properties is also provided. Such rental income was $849,900 in 2002, $876,300 in 2001 and $811,900 in 2000.

                                                    CAPITAL   OPERATING   RENTAL
                                                    LEASES     LEASES     INCOME
                                                    -------   ---------   ------
                                                           (IN THOUSANDS)
2003..............................................   $146      $ 6,161    $  736
2004..............................................    140        6,139       519
2005..............................................     31        4,391       418
2006..............................................     31        3,167       239
2007..............................................     31        2,961       177
Thereafter........................................     22        7,956       306
                                                     ----      -------    ------
          Total future minimum lease payments.....    401      $30,775    $2,395
                                                               =======    ======
Less amount representing interest.................     74
                                                     ----
Present value of future payments..................    327
Less current maturities...........................    113
                                                     ----
                                                     $214
                                                     ====

    Rental expense under operating leases was as follows:

                                                     YEAR ENDED SEPTEMBER 30,
                                                     ------------------------
                                                      2002     2001     2000
                                                     ------   ------   ------
                                                          (IN THOUSANDS)
Minimum rentals...................................   $7,099   $5,287   $4,481
Contingent rentals................................       92       39       47
                                                     ------   ------   ------
                                                     $7,191   $5,326   $4,528
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

(3) Pursuant to ten-year agreements with four gasoline suppliers, the Company receives from the suppliers partial funding of the cost of the aboveground gasoline equipment and rebates for the purchase of gasoline. As of September 30, 2002, the total funding subject to these arrangements is $7,038,500. If the Company terminates these agreements before the expiration of the ten years, part of this funding, in addition to the funding previously made to OSSI, must be repaid to the suppliers. The expiration dates range from 2003 to 2008.

(4) Litigation -- The Company is involved in litigation and other legal matters which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

K. INCOME TAXES:

The provision for income taxes includes the following:

                                                             YEAR ENDED
                                                            SEPTEMBER 30,
                                                         -------------------
                                                         2002    2001   2000
                                                         -----   ----   ----
                                                           (IN THOUSANDS)
Current tax expense (credit):
     Federal...........................................  $   0   $  0   $  0
     State.............................................      6      2      2
                                                         -----   ----   ----
                                                             6      2      2
                                                         -----   ----   ----
Deferred tax expense (credit):
     Federal...........................................   (632)   388    550
     State.............................................   (336)   (93)    20
                                                         -----   ----   ----
                                                          (968)   295    570
                                                         -----   ----   ----
                                                         $(962)  $297   $572
                                                         =====   ====   ====

Deferred tax liabilities (assets) are comprised of the following at September
30:

                                                    2002      2001      2000
                                                   -------   -------   -------
                                                         (IN THOUSANDS)
Depreciation.....................................  $ 7,174   $ 7,361   $ 6,743
                                                   -------   -------   -------
Gross deferred tax liabilities...................    7,174     7,361     6,743
                                                   -------   -------   -------

Insurance reserves...............................   (1,132)   (1,100)   (1,128)
Change in accounting method......................        0         0      (222)
Capital leases...................................        7        60        (9)
Deferred compensation............................        0       (33)      (12)
Deferred income..................................   (1,119)   (1,078)   (1,365)
Net operating loss carryforward..................   (4,249)   (3,440)   (2,516)
Other............................................     (332)     (450)     (400)
                                                   -------   -------   -------
Gross deferred tax assets........................   (6,825)   (6,041)   (5,652)
Less valuation allowance.........................       48        45        25
                                                   -------   -------   -------
Net deferred tax assets..........................   (6,777)   (5,996)   (5,627)
                                                   -------   -------   -------
                                                   $   397   $ 1,365   $ 1,116
                                                   =======   =======   =======

The financial statements include noncurrent deferred tax liabilities of $1,796,900 and $2,916,900 in 2002 and 2001, respectively, and current deferred tax assets of $1,400,300 and $1,552,000 which are included in prepaid and current deferred taxes.

As of September 30, 2002, the Company had available state and federal net operating loss carryforwards of $9,520,900 which expire in fiscal years 2018 through 2022.

A reconciliation of the provision for income taxes to an amount determined by application of the statutory federal income tax rate follows:

                                                             YEAR ENDED
                                                            SEPTEMBER 30,
                                                         -------------------
                                                         2002    2001   2000
                                                         -----   ----   ----
                                                           (IN THOUSANDS)
Statutory rate.........................................  $(775)  $254   $494
Increase (decrease) resulting from:
     Tax credits.......................................    (38)    45      1
     Nondeductible items...............................     67     66     61
     State taxes (net).................................   (218)   (60)    15
     Other (net).......................................      2     (8)     1
                                                         -----   ----   ----
Tax provision (benefit)................................  $(962)  $297   $572
                                                         =====   ====   ====

L. RELATED PARTY TRANSACTIONS:

During fiscal year 1997, the Company granted a loan of $800,000 to an officer of the Company. In January 1999, the interest rate on the loan changed to the brokerage call rate plus 0.5% (4.0% at September 30, 2002). The loan requires payments of $60,000 plus interest on November 1, 1999, 2000, 2001, 2002 and 2003. The next payment is due November 1, 2003. A final payment of $300,000 is due on November 1, 2004. The loan is collateralized by 303,397 shares of the Company's Common Stock. The balance of this loan at September 30, 2002 was $360,000.

Certain directors and officers of the Company are also directors, officers or controlling shareholders of other entities from which the Company leases its corporate headquarters and various store and other locations under agreements classified as operating leases. In addition, the Company leases store locations from entities controlled by, or from persons related to, certain directors and officers of the Company. The following is a summary of significant transactions with these entities:

     (1) The Company leases its corporate headquarters and various store and other locations under agreements classified as operating leases. Aggregate rentals in connection with all such leases were $1,255,500
         (2002), $698,800 (2001) and $624,500 (2000).

     (2) The Company charges an affiliate for general and administrative services provided. Such charges amounted to $11,200 (2002), $11,200
         (2001) and $11,500 (2000).

During fiscal years 2002, 2001 and 2000, the Company made payments of $79,300, $79,200 and $80,100, respectively, to a director of the Company for consulting fees and reimbursement of expenses.

M. RETIREMENT SAVINGS AND INCENTIVE PLAN:

The Company has a contributory retirement savings plan covering all employees meeting minimum age and service requirements. The Company will match one-half of employee contributions up to 3% of the employee's compensation. The Company's contributions are invested in the Company's Common Stock. The Board of Directors may elect to make additional contributions to be allocated among all eligible employees in accordance with provisions of the plan. The retirement savings plan expense, which is funded currently, was $98,400 (2002), $108,300 (2001) and $98,100 (2000).

N. DEFERRED COMPENSATION PLAN:

The Company had a nonqualified deferred compensation plan which was terminated in January 2002 and the assets distributed to the beneficiaries. The deferred compensation plan permitted key executives to elect annually (via individual contracts) to defer a portion of their compensation until their retirement, death or disability. The Company made a 50% matching contribution not exceeding $5,000 annually per executive. The deferred compensation expense was $13,200, $16,200 and $27,900 for the years ended September 30, 2002, 2001 and 2000, respectively.

The Company had recorded the liabilities for the deferred compensation plan in the consolidated balance sheets because such liabilities belonged to the Company rather than to any plan or trust. The liabilities of $0 and $81,800 at September 30, 2002 and 2001, respectively, included employee deferrals, accrued earnings and matching contributions of the Company. The liability amount was included in deferred income and other liabilities.

O. EQUITY COMPENSATION PLANS:

The Company has an Equity Compensation Plan, pursuant to which no additional stock options may be granted, and a 1996 Equity Compensation Plan, which became effective November 1, 1996. The Company has reserved 43,750 shares of common stock which can be issued upon exercise of outstanding stock options in accordance with the terms of the Equity Compensation Plan and 1,664,637 shares of common stock which can be issued upon exercise of outstanding options or options that may be granted in the future in accordance with the terms of the 1996 Equity Compensation Plan.

Both the Equity Compensation Plan and the 1996 Equity Compensation Plan are collectively discussed as the "Plans" on the following page.

A committee of the Board of Directors has authority to administer the Plans, and the committee may grant qualified and nonqualified incentive stock options to employees of the Company, including officers, whether or not they are directors. The Plans also provide that all nonemployee directors will receive annual nonqualified stock option grants for 2,000 shares of common stock plus 500 shares for each full year the director has served as a member of the board, up to a maximum of 4,000 shares per grant, on the date of each annual meeting. These options generally have a vesting period of one year. In addition, newly appointed or elected nonemployee directors receive an initial grant for 5,000 shares. Nonemployee directors will also receive grants of stock equal in value to and in lieu of two-thirds of the retainer due to such director. The Company granted options to purchase 30,000, 32,500 and 33,000 shares of common stock to nonemployee directors under the Plans during fiscal years 2002, 2001 and 2000, respectively. The Company also issued 15,680, 19,850 and 27,775 shares of common stock to nonemployee directors during fiscal years 2002, 2001 and 2000, respectively, as part of their annual retainer.

The exercise price of all options granted under the Plans may not be less than the fair market value of the common stock on the date of grant, and the maximum allowable term of each option is ten years. For qualified stock options granted to any person who holds more than 10% of the voting power of the outstanding stock, the exercise price may not be less than 110% of the fair market value, and the maximum allowable term is five years. Options granted under the Plans generally have vesting periods of up to three years.

Information regarding outstanding options is presented below. All options outstanding are exercisable according to their vesting schedule.

Outstanding Options for Shares of Common Stock (in thousands, except per share data) are as follows:

                                                                                        WEIGHTED AVERAGE
                                                                     WEIGHTED AVERAGE      REMAINING
                                     OUTSTANDING      EXERCISE        EXERCISE PRICE      CONTRACTUAL
                                       OPTIONS     PRICE PER SHARE      PER SHARE             LIFE
                                     -----------   ---------------   ----------------   ----------------
Balance, October 1, 1999...........       576      $1.38 to $8.50         $5.03
Granted............................       304      $1.13 to $2.31         $1.96
Canceled...........................      (152)     $1.50 to $7.00         $3.68
                                        -----
Balance, September 30, 2000........       728      $1.13 to $8.50         $4.36
Granted............................       258      $1.81 to $2.42         $2.21
Canceled...........................       (41)     $2.00 to $7.70         $4.33
                                        -----
Balance, September 30, 2001........       945      $1.13 to $8.50         $2.81
Granted............................       494      $1.40 to $2.55         $1.72
Exercised..........................       (10)     $1.38 to $2.00         $1.60
Canceled...........................      (209)     $1.38 to $7.00         $3.70
                                        -----
Balance, September 30, 2002........     1,220
                                        =====
                                        1,141      $1.13 to $3.75         $1.97            8.6 years
                                           47      $3.76 to $6.13         $5.36            3.2 years
                                           32      $6.14 to $8.50         $6.87            3.5 years
                                        -----
                                        1,220      $1.13 to $8.50         $2.23            7.7 years
                                        =====
Exercisable at September 30,
  2002.............................       530      $1.13 to $8.50         $2.72
                                        =====
Balance of Shares Reserved for
  Grant at September 30, 2002......       489
                                        =====

The weighted average fair value of the stock options granted during fiscal years 2002, 2001 and 2000 were $1.21, $1.84 and $1.54, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended September 30, (dollars in thousands):

                                                          2002   2001   2000
                                                          ----   ----   ----
Risk-free interest rate.................................   3.6%   4.6%   5.8%
Expected volatility.....................................  62.3%  86.0%  69.6%
Expected life in years..................................   9.0    9.0    9.0
Contractual life in years...............................  10.0   10.0   10.0
Fair value of options granted...........................  $599   $475   $469

The Company accounts for the Plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the Plans been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's pro forma net earnings (loss) and earnings (loss) per share for the fiscal years ended September 30, 2002, 2001 and 2000 would have been as follows (in thousands, except per share data):

                                                      2002      2001     2000
                                                     -------    -----    -----
Net earnings (loss):
     As reported...................................  $(1,317)   $ 451    $ 880
     Pro forma.....................................  $(1,432)   $ 441    $ 867
Basic earnings (loss) per share:
     As reported...................................  $ (0.19)   $0.06    $0.13
     Pro forma.....................................  $ (0.20)   $0.06    $0.12
Diluted earnings (loss) per share:
     As reported...................................  $ (0.19)   $0.06    $0.13
     Pro forma.....................................  $ (0.20)   $0.06    $0.12

P. EMPLOYEE STOCK PURCHASE PLAN:

In February 1999, the Company's stockholders approved a stock purchase plan. Under the stock purchase plan, eligible employees may purchase common stock in quarterly offering periods through payroll deductions of up to 25% of compensation. The price per share is 90% of the average market price throughout the quarter but not less than 90% of the lower of the market price at the beginning or end of the market period. The stock purchase plan provides for purchases by employees of up to an aggregate of 500,000 shares. During fiscal years 2002, 2001 and 2000, employees purchased 6,763, 7,110 and 6,260 shares, respectively, pursuant to the stock purchase plan.

                      SUPPLEMENTARY FINANCIAL INFORMATION
                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        1ST        2ND       3RD        4TH
                                                      QUARTER    QUARTER   QUARTER    QUARTER
                                                      --------   -------   --------   --------
YEAR ENDED SEPTEMBER 30, 2002
Revenues............................................  $ 98,989   $92,194   $108,780   $109,538
Gross Profits.......................................    22,896    20,965     22,744     22,120
Net Earnings (Loss).................................  $    110   $(1,139)  $   (145)  $   (143)
                                                      ========   =======   ========   ========
Net Earnings (Loss) Per Share.......................  $   0.02   $ (0.16)  $  (0.02)  $  (0.02)
                                                      ========   =======   ========   ========
YEAR ENDED SEPTEMBER 30, 2001
Revenues............................................  $109,618   $96,753   $112,264   $103,631
Gross Profits.......................................    23,267    20,333     23,830     22,833
Net Earnings (Loss).................................  $    520   $(1,226)  $    627   $    530
                                                      ========   =======   ========   ========
Net Earnings (Loss) Per Share.......................  $   0.07   $ (0.17)  $   0.09   $   0.08
                                                      ========   =======   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

     In accordance with Instruction G(3), the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the Registrant's Definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after September 30, 2002, the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES.

     CEO and CFO Certifications. Appearing immediately following the Signatures section of this Annual Report are two certifications, one by each of our Chief Executive Officer and our Chief Financial Officer (the "Section 302 Certifications"). This Item 14 of our Annual Report contains information concerning the evaluation of the Company's disclosure controls and procedures and matters regarding our internal controls that are referred to in the Section 302 Certifications. This information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

     Evaluation of the Company's Disclosure Controls and Procedures. The Securities and Exchange Commission (the "SEC") requires that within 90 days prior to the filing of this Annual Report on Form 10-K, the CEO and the CFO evaluate the effectiveness of the design and operation of the Company's "disclosure controls and procedures" and report their conclusions on the effectiveness of the design and operation of the Company's disclosure controls and procedures in this report.

     "Disclosure controls and procedures" mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the "SEC"). Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of the Company's Internal Controls. The SEC also requires that the CEO and CFO certify certain matters regarding the Company's "internal controls."

     "Internal controls" mean our procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Our internal controls are evaluated quarterly by the Company.

     Among the matters our CEO and CFO must certify in the Section 302 Certifications are whether all "significant deficiencies" or "material weaknesses" in the Company's internal controls have been disclosed to the Company's auditors and the audit committee of the Company's Board of Directors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on an entity's ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the design or operation of one or more internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

     Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an entity have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. Based upon their evaluation of the disclosure controls and procedures, our CEO and CFO have concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, on a timely basis.

     Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, subsequent to the date of our last evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS AND SCHEDULES

The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements

                                                              PAGE(S)
                                                              -------
Report of Deloitte & Touche LLP, Independent Auditors.......      22
Consolidated Balance Sheets -- September 30, 2002 and
  2001......................................................      23
Consolidated Statements of Operations for the years ended
  September 30, 2002, 2001 and 2000.........................      24
Consolidated Statements of Stockholders' Equity for the
  years ended September 30, 2002, 2001 and 2000.............      25
Consolidated Statements of Cash Flows for the years ended
  September 30, 2002, 2001 and 2000.........................      26
Notes to Consolidated Financial Statements..................   27-39
Supplementary Financial Information -- Selected Quarterly
  Financial Data (Unaudited)................................      40

(2) Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the financial statements and notes thereto included in this report. Schedules not included below have been omitted because they are not applicable or required or because the required information is not material or is included in the financial statements or notes thereto.

The following schedule for the years ended September 30, 2002, 2001 and 2000 is included in this report:

                                                              PAGE
                                                              ----
Schedule II -- Valuation and Qualifying Accounts............   49

(B) REPORTS ON FORM 8-K

Uni-Marts, Inc. filed no reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended September 30, 2002.

(C) EXHIBITS

 3.1    Amended and Restated Certificate of Incorporation of the
        Company (Filed as Exhibit 3.1 to the Company's Quarterly
        Report on Form 10-Q for the period ended April 4, 2002, File
        No. 0-15164, and incorporated herein by reference thereto).
 3.2    Amended and Restated By-Laws of the Company (Filed as
        Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 4, 2002, File No. 0-15164, and incorporated herein by reference thereto).
 4.1    Form of the Company's Common Stock Certificate (Filed as
        Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1993, File No. 1-11556, and incorporated herein by reference thereto).
 4.2    Rights Agreement (Filed as Exhibit 4(ii) to the Company's
        Registration Statement on Form 8-A/A, filed February 14,
        2002, File No. 1-11556, and incorporated herein by reference thereto).
10.1    Uni-Marts, Inc. Amended and Restated Equity Compensation
        Plan (Filed as Exhibit 10.1 to the Company's Quarterly
        Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference thereto).
10.2    Amendment 1998-1 to the Uni-Marts, Inc. Equity Compensation
        Plan (Filed as Exhibit 10.10 to the Annual Report of
        Uni-Marts, Inc. on Form 10-K for the year ended September
        30, 1998 and incorporated herein by reference thereto).
10.3 Uni-Marts, Inc. Retirement Savings & Incentive Plan (Filed as Exhibit 4.2 to the Company's Registration Statement on
        Form S-8, File No. 33-9807, filed on July 10, 1991 and incorporated herein by reference thereto).
10.4    Amendments 2001-1, 2001-2, and 2001-3 to the Uni-Marts, Inc.
        Retirement Savings & Incentive Plan dated December 7, 2001
        (Filed as Exhibit 10.1 to the Company's Quarterly Report on
        Form 10-Q for the period ended January 3, 2002 and incorporated herein by reference thereto.)
10.5    Uni-Marts, Inc. Deferred Compensation Plan (Filed as Exhibit
        10.8 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1990, File No. 0-15164, and incorporated herein by reference thereto).

10.6    Uni-Marts, Inc. 1996 Equity Compensation Plan (Filed as
        Exhibit A to the Company's Definitive Proxy Statement for the February 22, 1996 Annual Meeting of Stockholders and incorporated herein by reference thereto).
10.7    Amendment 2001-1 to the Uni-Marts, Inc. 1996 Equity
        Compensation Plan (Filed as Appendix A to the Company's
        Definitive Proxy Statement for the February 21, 2002 Annual
        Meeting of Stockholders and incorporated herein by reference thereto).
10.8    Uni-Marts, Inc. Employee Stock Purchase Plan (Filed as
        Exhibit A to the Company's Definitive Proxy Statement for the February 25, 1999 Annual Meeting of Stockholders and incorporated herein by reference thereto).
10.9    Form of Indemnification Agreement between Uni-Marts, Inc.
        and each of its Directors (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 25,
        1988 Annual Meeting of Stockholders, File No. 0-15164, and incorporated herein by reference thereto).
10.10   Composite copy of Change of Control Agreement between
        Uni-Marts, Inc. and its executive officers dated March 13, 2002. The Senior Vice President, Operations is also a party to a Change of Control Agreement with the Company dated
        March 13, 2002 which is substantially identical to the agreement between the Company and each of its executive officers. (Filed as Exhibit 10.1 to the Company's Quarterly
        Report on Form 10-Q for the period ended April 4, 2002 and incorporated herein by reference thereto).
10.11 Composite copy of Change of Control Agreement between the Company and its Senior Vice President, Facilities
        Development and its Senior Vice President, Budgeting and
        Planning dated May 28, 2002 (Filed as Exhibit 10.1 to the
        Company's Quarterly Report on Form 10-Q for the period ended
        July 4, 2002 and incorporated herein by reference thereto).
10.12   Amended and Restated Note between Henry D. Sahakian and
        Uni-Marts, Inc. dated January 25, 1999 (Filed as Exhibit
        10.10 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1999 and incorporated herein by reference thereto).
10.13   Loan Agreement between FFCA Acquisition Corporation and
        Uni-Marts, Inc. dated June 30, 1998 (Filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1998 and incorporated herein by reference thereto).
10.14   Loan Agreement between FFCA Acquisition Corporation and Uni
        Realty of Wilkes Barre, L.P. dated April 21, 2000 (Filed as
        Exhibit 20.1 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).
10.15   Loan Agreement between FFCA Funding Corporation and Uni
        Realty of Luzerne, L.P. dated April 21, 2000 (Filed as
        Exhibit 20.2 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).
10.16   Equipment Loan Agreement between FFCA Acquisition
        Corporation and Uni-Marts, Inc. dated April 21, 2000 (Filed as Exhibit 20.3 to the Company's Form 8-K filed on May 8,
        2000 and incorporated herein by reference thereto).
10.17 Equipment Loan Agreement between FFCA Funding Corporation and Uni-Marts, Inc. dated April 21, 2000 (Filed as Exhibit
        20.4 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).
10.18   Revolving Credit Loan Agreement between Provident Bank and
        Uni-Marts, Inc. dated April 20, 2000 (Filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2000 and incorporated herein by reference thereto).

10.19   Amendment to the Revolving Credit Loan Agreement between
        Provident Bank and Uni-Marts, Inc. dated January 16, 2001
        (Filed as Exhibit 10.17 to the Company's Quarterly Report on
        Form 10-Q for the period ended April 5, 2001 and
        incorporated herein by reference thereto).
10.20   Amendment to the Revolving Credit Loan Agreement between
        Provident Bank and Uni-Marts, Inc. dated March 31, 2001
        (Filed as Exhibit 10.18 to the Company's Quarterly Report on
        Form 10-Q for the period ended April 5, 2001 and
        incorporated herein by reference thereto).
10.21   Third Amendment to the Revolving Credit Loan Agreement
        between Provident Bank and Uni-Marts, Inc. dated December
        21, 2001 (Filed as Exhibit 10.2 to the Company's Quarterly
        Report on Form 10-Q for the period ended January 3, 2002 and incorporated herein by reference thereto).
10.22   Fourth Amendment to the Revolving Credit Loan Agreement
        between Provident Bank and Uni-Marts, Inc. dated September
        30, 2002.
10.23   Amended and Restated Transaction Success Bonus Plan dated
        October 11, 2002.
11      Statement regarding computation of per share earnings
        (loss).
21      Subsidiaries of the registrant.
23      Consent of Deloitte & Touche LLP.
99.1    Report on Form 11-K.
99.2    Section 906 Certification of the Chief Executive Officer.
99.3    Section 906 Certification of the Chief Financial Officer.

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

                                          Dated: December 20, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

             SIGNATURE                                TITLE                       DATE
             ---------                                -----                       ----

       /s/ HENRY D. SAHAKIAN           Chairman of the Board                December 20, 2002
-----------------------------------
         Henry D. Sahakian

      /s/ M. MICHAEL ARJMAND           Director                             December 20, 2002
-----------------------------------
        M. Michael Arjmand

       /s/ HERBERT C. GRAVES           Director                             December 20, 2002
-----------------------------------
         Herbert C. Graves

      /s/ STEPHEN B. KRUMHOLZ          Director                             December 20, 2002
-----------------------------------
        Stephen B. Krumholz

       /s/ JACK G. NAJARIAN            Director                             December 20, 2002
-----------------------------------
         Jack G. Najarian

     /s/ FRANK R. ORLOSKI, SR.         Director                             December 20, 2002
-----------------------------------
       Frank R. Orloski, Sr.

     /s/ ANTHONY S. REGENSBURG         Director                             December 20, 2002
-----------------------------------
       Anthony S. Regensburg

      /s/ DANIEL D. SAHAKIAN           Director                             December 20, 2002
-----------------------------------
        Daniel D. Sahakian

        /s/ GEROLD C. SHEA             Director                             December 20, 2002
-----------------------------------
          Gerold C. Shea

                                 CERTIFICATION

I, Henry D. Sahakian, certify that:

     1.  I have reviewed this annual report on Form 10-K of Uni-Marts, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ HENRY D. SAHAKIAN
                                          --------------------------------------
                                                    Henry D. Sahakian
                                                 Chief Executive Officer

Date: December 20, 2002

                                 CERTIFICATION

I, N. Gregory Petrick, certify that:

     1.  I have reviewed this annual report on Form 10-K of Uni-Marts, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ N. GREGORY PETRICK
                                          --------------------------------------
                                                    N. Gregory Petrick
                                                 Chief Financial Officer

Date: December 20, 2002

                        UNI-MARTS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

             COLUMN A                 COLUMN B            COLUMN C              COLUMN D        COLUMN E
                                                         ADDITIONS
                                                  ------------------------
                                                               CHARGED TO
                                     BALANCE AT   CHARGED TO      OTHER                        BALANCE AT
                                     BEGINNING    COSTS AND    ACCOUNTS --    DEDUCTIONS --      END OF
DESCRIPTION                          OF PERIOD     EXPENSES     DESCRIBE       DESCRIBE(1)       PERIOD
-----------                          ----------   ----------   -----------   ---------------   ----------
YEAR ENDED SEPTEMBER 30, 2002:
Allowance for doubtful accounts....     $225         $11           $ 0            $(110)          $126
                                        ====         ===           ===            =====           ====
YEAR ENDED SEPTEMBER 30, 2001:
Allowance for doubtful accounts....     $226         $35           $ 0            $ (36)          $225
                                        ====         ===           ===            =====           ====
YEAR ENDED SEPTEMBER 30, 2000:
Allowance for doubtful accounts....     $288         $51           $ 0            $(113)          $226
                                        ====         ===           ===            =====           ====

---------------

(1) Specific account or note receivable written off to allowance.

                        UNI-MARTS, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX

NUMBER                           DESCRIPTION
------   ------------------------------------------------------------
10.22    Fourth Amendment to the Revolving Credit Loan Agreement
         between Provident Bank and Uni-Marts, Inc. dated September
         30, 2002.
10.23    Amended and Restated Transaction Success Bonus Plan dated
         October 11, 2002.
11       Statement regarding computation of per share earnings (loss)
         for the years ended September 30, 2002, 2001 and 2000.
21       Subsidiaries of the registrant.
23       Consent of Deloitte & Touche LLP.
99.1     Report on Form 11-K.
99.2     Section 906 Certification of the Chief Executive Officer.
99.3     Section 906 Certification of the Chief Financial Officer.