Form 10-Q
period 2003-01-02
UNI MARTS INC
filed 2003-02-18
CIK 805020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

7,139,292 Common Shares were outstanding at February 7, 2003.

This Document Contains 29 Pages.

PAGE 2 UNI-MARTS, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION
		PAGE(S)

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets -
	January 2, 2003 and September 30, 2002	3-4

	Condensed Consolidated Statements of Operations -
	Quarters Ended January 2, 2003 and January 3, 2002	5

	Condensed Consolidated Statements of Cash Flows -
	Quarters Ended January 2, 2003 and January 3, 2002	6-7

	Notes to Condensed Consolidated Financial Statements	8-16

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17-21

Item 3.	Quantitative and Qualitative Disclosures
	about Market Risk	22

Item 4.	Controls and Procedures	23-24

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures		26

Certifications		27-28

Exhibit Index		29

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

UNI-MARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

January 2,	September 30,
2003	2002

ASSETS

CURRENT ASSETS:
Cash	$ 4,341	$ 6,501
Accounts receivable - less allowances of $164 and $126	7,026	8,324
Inventories	19,017	20,859
Prepaid and current deferred taxes	1,521	1,494
Property and equipment held for sale	1,098	1,098
Prepaid expenses and other	1,006	1,137
Loan due from officer - current portion	60	0

TOTAL CURRENT ASSETS	34,069	39,413

PROPERTY, EQUIPMENT AND IMPROVEMENTS -
at cost, less accumulated depreciation and
amortization of $65,878 and $64,214	96,472	98,037

LOAN DUE FROM OFFICER	300	360

INTANGIBLE ASSETS	6,204	6,235

OTHER ASSETS	1,147	1,100

TOTAL ASSETS	$138,192	$145,145
	=======	=======

(Continued)

PAGE 4
UNI-MARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(CONTINUED)
(Unaudited)

	January 2, 2003	September 30,
		2002

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 10,281	$ 17,811
Gas taxes payable	3,370	3,460
Accrued expenses	6,240	7,207
Revolving credit	9,222	5,867
Current maturities of long-term debt	3,248	3,212
Current obligations under capital leases	113	113

TOTAL CURRENT LIABILITIES	32,474	37,670

LONG-TERM DEBT, less current maturities	70,886	71,912

OBLIGATIONS UNDER CAPITAL LEASES,
less current maturities	186	214

DEFERRED TAXES	1,797	1,797

DEFERRED INCOME AND OTHER LIABILITIES	4,942	5,235

COMMITMENTS AND CONTINGENCIES (See Note H)

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $1.00 per share:
Authorized 100,000 shares
Issued none	0	0
Common Stock, par value $.10 per share:
Authorized 16,000,000 shares
Issued 7,422,383 and 7,420,859 shares, respectively	742	742

Additional paid-in capital	23,772	23,803

Retained earnings	5,239	5,661

	29,753	30,206
Less treasury stock, at cost - 283,091 and
291,429 shares of Common Stock, respectively	(1,846)	(1,889)

	27,907	28,317

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$138,192	$145,145
	=======	=======
See notes to condensed consolidated financial statements
PAGE 5
UNI-MARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

		QUARTER ENDED
	January 2,		January 3,
	2003		2002
REVENUES:
Merchandise sales		$ 56,565	$ 56,254
Gasoline sales		52,882	42,295
Other income		465	440

		109,912	98,989
COSTS AND EXPENSES:
Cost of sales		87,469	76,093
Selling		17,399	16,955
General and administrative		1,901	1,902
Depreciation and amortization		1,948	2,058
Interest		1,641	1,815

		110,358	98,823

EARNINGS (LOSS) BEFORE
INCOME TAXES		(446)	166
INCOME TAX PROVISION (BENEFIT)		(24)	56

NET EARNINGS (LOSS)	(	$ 422)	$ 110
		=======	=======
BASIC EARNINGS (LOSS) PER SHARE	(	$ 0.06)	$ 0.02
		=======	=======
DILUTED EARNINGS (LOSS) PER	(	$ 0.06)	$ 0.02
SHARE	=======		=======

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,131		7,070
	=======		=======
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
ASSUMING DILUTION	7,131		7,189
		=======	=======

See notes to condensed consolidated financial statements
PAGE 6
UNI-MARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

QUARTER ENDED
January 2,		January 3,
2003			2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and others	$110,912		$101,383
Cash paid to suppliers and employees	(113,033)		(99,108)
Dividends and interest received	9		13
Interest paid	(1,889)		(2,296)
Income taxes received (paid)	(4)		36

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,005)		28

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts from sale of capital assets	25		4
Purchase of property, equipment and
improvements	(396)		(1,421)
Note receivable from officer	0		60
Cash advanced for intangible and other assets	(72)		(75)
Cash received for intangible and other assets	7		16

NET CASH USED IN INVESTING ACTIVITIES	(436)		(1,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit agreement	3,354		1,512
Principal payments on debt	(1,075)		(1,231)
Proceeds from issuance of common stock	2		8

NET CASH PROVIDED BY FINANCING
ACTIVITIES	2,281		289

NET DECREASE IN CASH	(2,160)		(1,099)

CASH:
Beginning of period	6,501		5,075

End of period	$ 4,341		$ 3,976
=======			=======

PAGE 7
UNI-MARTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(CONTINUED)
(Unaudited)

	QUARTER ENDED
	January 2,		January 3,
	2003		2002

RECONCILIATION OF NET EARNINGS (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:

NET EARNINGS (LOSS)	(	$ 422)	$ 110

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization		1,948	2,058
Loss on sale of capital assets and other		105	126
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		1,297	1,144
Inventories		1,841	308
Prepaid expenses and other		132	1,636
Increase (decrease) in:
Accounts payable and accrued expenses		(8,586)	(5,265)
Deferred income taxes and other liabilities		(320)	(89)

TOTAL ADJUSTMENTS TO NET EARNINGS (LOSS)		(3,583)	(82)

NET CASH PROVIDED BY (USED IN) OPERATING			$
ACTIVITIES		($4,005)	28
		=====	=====

See notes to condensed consolidated financial statements

UNI-MARTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.    FINANCIAL STATEMENTS:

The consolidated balance sheet as of January 2, 2003, the consolidated statements of operations and the consolidated statements of cash flows for the quarters ended January 2, 2003 and
January 3, 2002, respectively, have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at January 2,
2003 and the results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual
Report on Form 10-K for the fiscal year ended September 30, 2002. Certain reclassifications have been made to the September 30, 2002 financial statements to conform to classifications used in fiscal year 2003. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full year.

During the first quarter of fiscal 2003, the Company increased its valuation allowance against the deferred tax asset because it has been determined that it is more likely than not that the Company will not be able to utilize the Net Operating Loss carryforwards ("NOL's"). The increase in reserve has resulted in a 5% tax benefit in the first quarter of fiscal 2003.

B.    FUTURE OPERATIONS:

The Company continues to evaluate existing stores based on their historical contribution. The
Company will consider closing underperforming stores or investing in facility upgrades to enhance their performance. The Company retained financial advisors in fiscal year 2002, and entered into a new contractual arrangement with one of these financial advisors in January 2003, to evaluate operating strategies which included the potential divestiture of certain store locations and non-operating assets. As a result of its analysis with its financial advisor, the Company intends to intensify its divestiture strategy. The Company is currently working with its financial advisor to assist in negotiations with its lenders to facilitate this divestiture program.

Management believes that cash from operations, available credit facilities and asset sales will be sufficient to meet the Company's obligations for the foreseeable future. In the event that the
Company is unable to amend covenants under its revolving credit agreement (See Note D), obtain required consents from its lenders to permit the sales of various store locations, or consummate proposed asset sales, on acceptable terms, there is a risk that the Company will not be able to meet future cash obligations. There can be no assurance that the Company's lenders will cooperate with the Company's efforts to pay down debt through the divestiture of assets.

C.    INTANGIBLE AND OTHER ASSETS:

        Intangible and other assets consist of the following (in thousands):

January 2,		January 3,
2003		2002

Goodwill	$8,874	$8,874

Lease acquisition costs	315	315

Noncompete agreements	250	250

Other intangible assets	183	181

	9,622	9,620

Less accumulated amortization	3,418	3,053

	6,204	6,567

Other assets	1,147	1,114

	$7,351	$7,681
	=====	=====

Goodwill represents the excess of costs over the fair value of net assets acquired in business combinations. As discussed within this report under "Management's Discussion and
Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies and
Estimates," the Company will complete an impairment analysis during the second quarter of fiscal
2003 and anticipates that the adoption of Statement of Financial Accounting Standards
("SFAS") No. 142 could result in a material write-off of goodwill. Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms.

The Company's adoption of SFAS No. 142 eliminates the amortization of goodwill beginning in the first quarter of fiscal 2003 (see Note G). Goodwill amortization in the first quarter of fiscal
2002 was $96,600, or $0.01 per share. The following table adjusts net earnings (loss) and net earnings (loss) per share for the adoption of SFAS No. 142 (in thousands, except per share data):

	Quarter Ended
	January 2, 2003		January 3, 2002

Report net earnings (loss)	(	$ 422)	$ 110
Add back:
Goodwill amortization		0	97

Adjusted net earnings (loss)	(	$ 422)	$ 207
		====	====
Net earnings (loss) per share		($0.06)	$0.02
		====	====
Adjusted net earnings (loss) per share		($0.06)	$0.03
		====	====

D.    REVOLVING CREDIT AGREEMENT:

On April 20, 2000, the Company executed a 3-year secured $10.0 million revolving credit agreement (the "Agreement") with $3.5 million available for letters of credit. Provisions of the
Agreement require the maintenance of certain covenants relating to minimum tangible net worth, interest and fixed-charge coverage ratios, as measured on a quarterly basis. In addition, the
Agreement places limitations on capital expenditures, additional debt and payment of dividends.
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
As of September 30, 2002, the Agreement was amended to revise covenants relating to fixed-
charge coverage and interest coverage ratios for the fourth quarter of fiscal year 2002 and the first quarter of fiscal year 2003. The Company was in compliance with these covenants as of January
2, 2003. However, the Company does not expect to be in compliance with the fixed charge and interest coverage covenants as of the end of its 2003 second fiscal quarter, unless it is successful in negotiating amendments to these covenants. The Company and the bank are currently evaluating revisions to the fixed-charge coverage covenant and interest coverage covenant levels for the second, third and fourth quarters of fiscal year 2003 that will be consistent with the
Company's strategic course. While the bank has given indications that it intends to renegotiate, in good faith, revisions to the Agreement that may be necessary, there can be no assurance that such revisions will be agreed to or that the Company will be in compliance with the existing or amended covenants under the Agreement during the remainder of fiscal year 2003. Borrowings of
$9.2 million and letters of credit of $3.2 million were outstanding under the Agreement at January
2, 2003. The $9.2 million borrowing has been classified as a current liability since the interest and fixed-charge coverage ratios have been amended only through the first quarter of fiscal year
2003. This facility bears interest at the Company's option based on a rate of either prime plus
1.0% or LIBOR plus 3.0%. The blended interest rate at January 2, 2003 was 4.9%. The
Agreement is collateralized by substantially all of the Company's inventories, receivables, other personal property and selected real properties. At January 2, 2003, the net book value of these selected real properties that are pledged as collateral was $2.5 million.

E.     LONG-TERM DEBT:
	January 2,	September 30,
	2003	2002
(In thousands)
Mortgage Loan. Principal and interest will be paid in 188 remaining monthly installments. At January 2, 2003, the coupon rate was 9.08% and the effective interest rate was 9.78%, net of unamortized fees of $1,173,585 ($1,204,119 in 2002).	$31,284	$31,568

Mortgage Loan. Principal and interest will be paid in 209 remaining monthly installments. The loan bears interest at LIBOR plus 3.75%. At January 2, 2003, the coupon rate was 5.14% and the effective interest rate was 5.52%, net of unamortized fees of $354,353 ($364,952 in 2002).	20,256	20,423

Mortgage Loan. Principal and interest will be paid in 209 remaining monthly installments. At January 2, 2003, the coupon rate was 10.39% and the effective interest rate was 10.71%, net of unamortized fees of $112,179 ($114,683 in 2002).	6,464	6,502

Mortgage Loans. Principal and interest are paid in monthly installments. The loans expire in 2009, 2010, 2020 and 2021. Interest ranges from the prime rate to LIBOR plus 3.75%. At January 2, 2003, the blended coupon rate was 6.06% and the effective interest rate was 6.46%, net of unamortized fees of $142,907 ($144,626 in 2002).	7,118	7,202

Revolving Credit Agreement. Interest is paid monthly. The blended interest rate at January 2, 2003 was 4.90%. (See Note D)	9,222	5,867

Equipment Loans. Principal and interest will be paid in monthly installments. The loans expire in 2010 and 2011 and bear interest at LIBOR plus 3.75%. At January 2, 2003, the blended coupon rate was 5.14% and the effective interest rate was 5.68%, net of unamortized fees of $124,291 ($135,213 in 2002).	8,216	8,506

Equipment Loan. Principal and interest will be paid in 94 remaining monthly installments. The loan expires in 2010. At January 2, 2003, the coupon rate was 10.73% and the effective interest rate was 11.45%, net of unamortized fees of $13,007 ($13,776 in 2002).	796	923

	83,356	80,991
Less current maturities	12,470	9,079

	$70,886	$71,912
	======	======

E.    LONG-TERM DEBT (CONTINUED):

The mortgage loans are collateralized by $67,941,100 of property, at net book value, and the equipment loans are collateralized by $4,820,600 of equipment, at net book value.

Aggregate maturities of long-term debt (net of loan fee amortization) during the next five years are as follows (in thousands):

September 30,
2003	$11,292
2004	3,184
2005	3,426
2006	3,686
2007	3,967
Thereafter	57,801

$83,356
======

F.    RELATED PARTY TRANSACTIONS:

Certain directors and officers of the Company are also directors, officers or controlling shareholders of other entities from which the Company leases its corporate headquarters and various store and other locations under agreements classified as operating leases. In addition, the
Company leases store locations from entities controlled by, or from persons related to, certain directors and officers of the Company. Aggregate rentals in connection with all such leases for the quarters ended January 2, 2003 and January 3, 2002 were $370,100 and $231,900, respectively.

The Company charges an affiliate for general and administrative services provided. Such charges amounted to $2,800 and $2,800 in the quarters ended January 2, 2003 and January 3, 2002, respectively.

During the first quarters of fiscal years 2003 and 2002, the Company made payments of
$0 and $19,800, respectively, to a director of the Company for consulting fees and reimbursement of expenses.

G.   RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142,
"Goodwill and Other Intangible Assets," which requires that such assets with indefinite lives not be amortized but be tested annually for impairment and provides specific guidance for such testing. This statement also requires disclosure of information regarding goodwill and other assets that was previously not required. The Company has discontinued the amortization of goodwill as of October 1, 2002 and will finish its impairment test during the second fiscal quarter. The
Company believes that it could write-off its total goodwill balance of $5,857,000.

The Company adopted SFAS No. 143, " Accounting for Asset Retirement Obligations," effective for the fiscal year ending September 30, 2003. Under the statement's provisions, (1) entities must record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, (2) when the liability is initially recorded, the entity must capitalize a cost by increasing the carrying amount of the related long-lived asset, (3) over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset and (4) upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. There was no impact on the Company's consolidated financial position or results of operations as a result of the adoption of SFAS No.
143.

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-
Lived Assets," effective October 1, 2002. SFAS No. 144 addressed the financial accounting and reporting for the impairment or disposal of long-lived assets. There was no impact on the
Company's consolidated financial position or results of operations as a result of the adoption of
SFAS No. 144.

The Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64,
Amendment of FASB Statement No. 13, and Technical Corrections," effective October 1, 2002.
SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt,"
and an amendment of that Statement, and SFAS No. 64, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-
leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. There was no impact on the Company's consolidated financial position or results of operations as a result of the adoption of SFAS No. 145.

The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal
Activities," effective January 1, 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF No.
94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit
an Activity (including Certain Costs Incurred in a Restructuring),"which required that a liability for costs associated with an exit plan or disposal activity be recognized at the date of an entity's commitment to an exit plan. There was no impact on the Company's consolidated financial position or results of operations as a result of the adoption of SFAS No. 146.

G.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an Amendment of FASB Statement No. 123." SFAS No. 148
amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after
December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated financial statements.

In September 2002, the Emerging Issues Task Force ("EITF") released Issue No. 02-16,
"Accounting by a Reseller for Cash Consideration Received from a Vendor," which has two parts.
The first part of the pronouncement requires that vendor allowances be categorized as a reduction of cost of sales unless they are a reimbursement of costs incurred to sell the vendor's products, in which case, the cash consideration should be characterized as a reduction of that cost. If the amount of cash consideration paid by a vendor exceeds the estimated fair value of the benefit received, that excess should be characterized as a reduction of the cost of sales when recognized in the customer's income statement. This portion of the pronouncement must be implemented by fiscal 2004.

The second part of the pronouncement requires that rebates or refunds that are payable only if the customer completes a specified cumulative level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchase period. This portion of the pronouncement must be implemented by the second quarter of fiscal 2003.

The Company believes it is currently in compliance with EITF No. 02-16 and does not expect the adoption to have a material impact on its consolidated financial position or results of operations.

In November of 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's
Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of
Indebtedness of Others." FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. There was no impact on the Company's consolidated financial position or results of operations as a result of the adoption of FIN No. 45.

H.   COMMITMENTS AND CONTINGENCIES:

(1)     Leases -- The Company leases its corporate headquarters, 128 of its store locations and certain equipment. Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at
         January 2, 2003 are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses.

	Capital	Operating	Rental
	Leases	Leases	Income
		(In thousands)

Nine months ending
September 30, 2003	$110	$ 4,653	$ 545
Fiscal Year 2004	140	6,028	519
Fiscal Year 2005	31	4,446	418
Fiscal Year 2006	31	3,222	239
Fiscal Year 2007	31	3,016	177
Thereafter	21	7,980	306

Total future minimum
lease payments	364	$29,345	$2,204
Less amount representing		======	=====
interest	65

Present value of future
payments	299

Less current maturities	113

	$186
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

ITEM 2
UNI-MARTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:

	QUARTER ENDED
	January 2, 2003	January 3, 2002
Revenues:
Merchandise sales	51.5%	56.8%
Gasoline sales	48.1	42.7
Other income	0.4	0.5
Total revenues	100.0	100.0

Cost of sales	79.6	76.9

Gross profit:
Merchandise (as a percentage of merchandise sales)	30.8	31.6
Gasoline (as a percentage of gasoline sales)	8.6	11.1

Total gross profit	20.4	23.1

Costs and expenses:
Selling	15.8	17.1
General and administrative	1.7	1.9
Depreciation and amortization	1.8	2.1
Interest	1.5	1.8

Total expenses	20.8	22.9

Earnings (loss) before income taxes	(0.4)	0.2

Income tax provision (benefit)	(0.0)	0.1

Net earnings (loss)	(0.4)%	0.1%
	====	====
OPERATING DATA (RETAIL LOCATIONS ONLY): (In thousands, except per gallon data)
Average, per store, for stores open two
full comparable periods:
Merchandise sales	$ 186	$ 183
Gasoline sales	$ 210	$ 168
Gallons of gasoline sold	179	179
Total gallons of gasoline sold	45,110	45,137
Gross profit per gallon of
gasoline	$ 0.101	$ 0.104

STORE INFORMATION:
Company-operated stores	294	294
Franchisee-operated stores	4	7
Locations with self-service gasoline	239	238

RESULTS OF OPERATIONS:

Risks That Could Affect Future Results

A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q that are not historical or current facts, including statements regarding the Company's plans and strategies or future financial performance, deal with potential future circumstances and developments. These forward-looking statements frequently can be identified by the use of terminology such as "believes,"
"expects," "may," "will," "should" or "anticipates" (or the negative or other variations thereof) or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to other factors described elsewhere in this report, the
Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation, general economic, business and market conditions; environmental, tax and tobacco legislation or regulation; volatility of gasoline prices, margins and supplies; competition and ability to maintain merchandising margins; the ability to obtain required consents from lenders and otherwise successfully consummate the Company's divestiture program; the ability to renegotiate the Company's revolving credit agreement; the sufficiency of cash balances, cash from operations and cash from asset sales to meet future cash obligations; volume of customer traffic; weather conditions; labor costs; and the level of capital expenditures.

Overview

Matters discussed below should be read in conjunction with "Operating Data (Retail Locations Only)"
on the preceding page.

In the last twelve months, the Company continued its store evaluation and strategic initiative program.
During that period, two convenience stores and one Choice Cigarette Discount Outlet ("Choice") were closed, two convenience stores were sold, and one non-operating location was sold. The Company also constructed two Choice stores during this period.

From April 2002 until December 2002, the Company had retained financial advisors to assist in the exploration and evaluation of all of its strategic alternatives to enhance stockholder value. As a result of its analysis with its financial advisors, the Company intends to intensify a divestiture strategy of certain underperforming store locations and non-operating assets. In January 2003, the Company entered into a new financial advisory agreement with one of these financial advisors to assist in negotiations with the Company's debt holders to permit the Company's ongoing divestiture plan. If the disposition of assets is successful and is in excess of certain amounts, the Company's executive officers will be eligible to receive bonuses pursuant to a Transaction Success Bonus Plan adopted by the
Company. The aggregate amount of such bonuses will be based upon the total consideration received for such assets. If the Company is unsuccessful in consummating its disposition strategy, whether due to lack of cooperation from its lenders or otherwise, the Company could encounter liquidity problems during fiscal year 2003. See "Management's Discussion and Analysis of Financial Condition and
Results of Operations--Liquidity and Capital Resources."

Quarters Ended January 2, 2003 and January 3, 2002

At January 2, 2003, the Company operated 298 stores, which were comprised of 230 Uni-Mart convenience stores and 68 Choice stores. Of these locations, four were franchised and 239 offered self-service gasoline. The Company had four less convenience stores and one additional Choice store in operation in the fiscal quarter ended January 2, 2003 compared to the quarter ended January 3, 2002.

For the first quarter of fiscal 2003, total revenues were $109.9 million, an increase of $10.9 million, or
11.0%, compared to total revenues of $99.0 million for the first quarter of fiscal 2002. The growth in revenues was primarily due to a $10.6 million increase in gasoline sales due to a 23.5 cent per gallon, or 25.1%, increase in the average retail price per gallon of petroleum sold in the Company's market area in comparison to the first quarter of fiscal 2002. Gasoline sales were $52.9 million, or 25.0%
higher than gasoline sales of $42.3 million in the first quarter of fiscal 2002. Merchandise sales increased by $300 thousand, to $56.6 million, from $56.3 million in the first quarter of fiscal 2002.
The addition of the Power Ball lottery game in Pennsylvania, as well as higher retail cigarette prices, contributed to higher merchandise sales levels in the first quarter of fiscal 2003; however, these sales increases were offset by fewer stores and fewer branded fast-food units in operation during this period.
At comparable stores, merchandise sales increased by 1.3%, while gasoline gallons sold were relatively flat, from fiscal 2002 first quarter levels. Other income was $465 thousand, an increase of 5.6% when compared to the first quarter of fiscal 2002.

Gross profits on merchandise sales for the first quarter of fiscal 2003 declined by $400 thousand, or
2.0%, to $17.4 million, compared to $17.8 million in the first quarter of fiscal 2002. The merchandise gross profit rate declined by 0.8% in the current fiscal quarter due in part to fewer branded fast-food units in operation in the Company's stores. Gross profits on gasoline sales declined by $100 thousand, or 2.6%, to $4.6 million in the current fiscal quarter compared to $4.7 million in the first quarter of fiscal 2002. Gasoline gallons sold declined by less than 1% in the first quarter of fiscal 2003, while gross profits per gallon sold were relatively the same as the first quarter of fiscal 2002. The Company maintained relatively the same level of gasoline gross margins per gallon sold in the current fiscal quarter in response to competitive petroleum market conditions in its market area, while gasoline gallons sold declined slightly as higher retail petroleum prices negatively affected consumer usage.

In the first quarter of fiscal 2003, selling expense increased by $400 thousand, or 2.6%, to $17.4 million, compared to $17.0 million in the first quarter of fiscal 2002, due to slight increases in credit card fees resulting from higher retail petroleum prices and a full year of equipment rent expense for leases which were added in fiscal 2002. General and administrative expense was unchanged at $1.9 million for the comparable periods as increased legal and professional fees, primarily the result of the
Company's initiatives with its financial advisors and an increase in audit fees, were offset by a reduction in the number of employees in the current fiscal quarter compared to the first quarter of fiscal
2002. Depreciation and amortization expense declined by $100 thousand, or 5.3%, to $1.9 million from $2.0 million in the first quarter of fiscal 2002, as the result of fewer new equipment installations in comparison to the activity in the prior year's first fiscal quarter. Lower interest rates resulted in a
$200 thousand, or 9.6%, decline in interest expense in the first quarter of fiscal 2003 to $1.6 million from $1.8 million in the first quarter of fiscal 2002.

Losses before income taxes were $446 thousand in the first quarter of fiscal 2003, compared to a pre-
tax profit of $166 thousand in the first quarter of fiscal 2002. The net loss is primarily the result of lower gasoline and merchandise gross margin levels, offset slightly by higher comparable store merchandise sales. The Company received a benefit for income taxes in the first quarter of fiscal 2003 of $24 thousand compared to a provision for income taxes of $56 thousand in the first quarter of fiscal
2002. During the first quarter of fiscal 2003, the Company increased its valuation allowance against the deferred tax asset because it has been determined that it is more likely than not that the Company will not be able to fully utilize the NOL's. This increase in the reserve has resulted in a
5% tax benefit in comparison to a 34% tax provision in the first quarter of fiscal 2002. Net losses for the first fiscal quarter ended January 2, 2003 were $422 thousand, or $0.06 per share, compared to a net profit of $110 thousand, or $0.02 per share, for the quarter ended January 3, 2002.

LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the
Company's daily operations generally do not require large amounts of working capital. From time to time, the Company utilizes portions of its cash to construct new stores and renovate existing locations.

As of September 30, 2002, the Company amended its revolving credit agreement (the "Agreement") to revise covenants relating to interest and fixed-charge coverage ratios for the fourth quarter of fiscal year 2002 and the first quarter of fiscal year 2003. The Company and the bank are currently evaluating revisions to its Agreement that will be consistent with the Company's strategic course. While the bank has indicated that it intends to negotiate revisions to the Agreement, in good faith, that may be necessary, there can be no assurance that such revisions will be agreed to or that the Company will be in compliance with the existing or amended covenants under the Agreement during the remainder of fiscal year 2003. At January 2, 2003, $2.6 million was available for borrowing under this Agreement.
See Footnote D to the Consolidated Financial Statements included in this report for additional information regarding the Agreement. In addition, the Company's liquid fuels tax bond expires in the third fiscal quarter of 2003, and the Company is currently negotiating the renewal of this bond with the surety company.

Capital requirements for debt service and capital leases for the balance of fiscal year 2003 are approximately $11.3 million, which includes $9.2 million in revolving credit that has been classified as current pending renegotiation of the covenants. The Company anticipates capital expenditures in the remainder of fiscal year 2003 of $1.6 million, funded from cash flows from operations. These capital expenditures include replacement of store equipment and gasoline-dispensing equipment and upgrading of the Company's in-store and corporate data processing systems.

Operating lease commitments for the remainder of fiscal year 2003 are approximately $4.7 million.
These commitments for fiscal years 2004, 2005, 2006 and 2007 are approximately $6.0 million, $4.4 million, $3.2 million, and $3.0 million, respectively.

Management believes that cash from operations, available credit facilities and asset sales will be sufficient to meet the Company's obligations for the foreseeable future. In the event that the Company is unable to renew the liquid fuels tax bond, amend covenants under its revolving credit agreement or cannot obtain required consents from lenders and otherwise successfully consummate proposed asset sales, there is a substantial risk that the Company will not be able to meet future cash obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-
going basis, the Company evaluates its estimates, including those related to self-insured liabilities, impairment of long-lived assets and goodwill and income taxes. The Company bases its estimates on historical experience, current and anticipated business conditions, the condition of the financial markets, and various other assumptions that are believed to be reasonable under existing conditions.
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

During the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting
Standards ("SFAS") Nos. 142 and 144. SFAS No. 142 requires that assets with indefinite lives not be amortized but tested annually for impairment and provides specific guidance for such testing. SFAS
No. 144 provides additional guidance for impairment testing and determination of when an asset is considered to be for sale. The Company will finish its impairment test during the second quarter of fiscal 2003 and believes the adoption of SFAS No. 142 could result in a material write-off of goodwill.
Goodwill at January 2, 2003 was $5,857,000.

Income taxes -- The Company currently has NOL's that can be utilized to offset future income for federal and state tax purposes. These NOL's generate a significant deferred tax asset. However, the
Company has recorded a valuation allowance against this deferred tax asset as it has determined that it is more likely than not that it will not be able to fully utilize the NOL's. Should the Company's assumptions regarding the utilization of these NOL's change, it may reduce some or all of this valuation allowance, which would result in the recording of an income tax benefit.

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

To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, mortgage loans and equipment loans at
January 2, 2003.

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

Fiscal Year of Maturity
(dollar amounts in thousands)

							Total	Fair
							Due At	Value at
	2003	2004	2005	2006	2007	Thereafter	Maturity	1/2/03

Interest-rate sensitive assets:
Noninterest-bearing
Checking accounts	$ 2,784	$ 0	$ 0	$ 0	$ 0	$ 0	$ 2,784	$ 2,784

Interest-bearing
Checking accounts	$ 1,557	$ 0	$ 0	$ 0	$ 0	$ 0	$ 1,557	$ 1,557
Average interest rate	1.55%						1.55%	---
	__________________________________________________________________________________
Total	$ 4,341	$ 0	$ 0	$ 0	$ 0	$ 0	$ 4,341	$ 4,341
Total average interest rate	0.56%						0.56%	---

Interest-rate sensitive liabilities:
Variable-rate borrowings	$10,521	$1,945	$2,052	$2,164	$2,282	$24,228	$43,192	$43,192
Average interest rate	5.08%	5.13%	5.57%	5.14%	5.14%	5.14%	5.14%	---

Fixed-rate borrowings	$ 771	$1,239	$1,374	$1,522	$1,685	$33,573	$40,164	$42,476
Average interest rate	9.33%	9.33%	9.34%	9.34%	9.34%	9.34%	9.34%	---
	___________________________ ______________________________________________________
Total	$11,292	$3,184	$3,426	$3,686	$3,967	$57,801	$83,356	$85,668
Total average interest rate	5.38%	7.43%	7.46%	7.50%	7.54%	7.58%	7.16%	---

ITEM 4 - Controls and Procedures

CEO and CFO Certifications. Appearing immediately following the Signatures section of this
Quaterly Report are two certifications, one by each of our Chief Executive Officer and our Chief
Financial Officer (the "Section 302 Certifications"). This Item 4 of our Quarterly Report contains information concerning the evaluation of the Company's disclosure controls and procedures and matters regarding our internal controls that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of the Company's Disclosure Controls and Procedures. The Securities and Exchange
Commission (the "SEC") requires that within 90 days prior to the filing of this Quarterly Report on
Form 10-Q, the CEO and the CFO evaluate the effectiveness of the design and operation of the
Company's "disclosure controls and procedures" and report their conclusions on the effectiveness of the design and operation of the Company's disclosure controls and procedures in this report.

"Disclosure controls and procedures" mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities
Exchange Act of 1934 (the "Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the
Securities and Exchange Commission (the "SEC"). Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

	3.2	Amended and Restated By-Laws of the Company (Filed as exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended April 4, 2002 and incorporated herein by reference thereto).

	11	Statement regarding computation of per share earnings (loss).

	99.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended January 2, 2003.

The Company filed a report on Form 8-K on January 28, 2003 reporting its Fiscal 2003 First Quarter Financial Results for the period ended January 2, 2003 and announcing that it had entered into a new financial advisory agreement with Trefethen & Company, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Uni-Marts, Inc.
(Registrant)
________________________________

Date February 14, 2003	/S/ HENRY D. SAHAKIAN
Henry D. Sahakian
Chairman of the Board
(Principal Executive Officer)

Date February 14, 2003	/S/ N. GREGORY PETRICK
N. Gregory Petrick
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)
(Principal Financial Officer)

CERTIFICATION

I, Henry D. Sahakian, certify that:

    I have reviewed this quarterly report on Form 10-Q of Uni-Marts, Inc.
    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

                                                                                            /S/ HENRY D. SAHAKIAN
                                                                                            Henry D. Sahakian
                                                                                            Chief Executive Officer

CERTIFICATION

I, N. Gregory Petrick, certify that:

    I have reviewed this quarterly report on Form 10-Q of Uni-Marts, Inc.;
    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

                                                                                            /S/ N. GREGORY PETRICK
                                                                                             N. Gregory Petrick
                                                                                             Chief Financial Officer

UNI-MARTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Number	Description

11	Statement regarding computation of per share earnings (loss).

99.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.