Form 10-Q
period 2003-04-03
UNI MARTS INC
filed 2003-05-16
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2003
                                                 -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM        TO
                                                       -------  -------

                         COMMISSION FILE NUMBER 1-11556
                                                -------

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


        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


            7,186,277 Common Shares were outstanding at May 9, 2003.



                        This Document Contains 33 Pages.

                        UNI-MARTS, INC. AND SUBSIDIARIES
                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                                         PAGE(S)

Item 1.              Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets -
                       April 3, 2003 and September 30, 2002                                3-4

                     Condensed Consolidated Statements of Operations -
                       Quarter Ended and Two Quarters Ended
                       April 3, 2003 and April 4, 2002                                       5

                     Condensed Consolidated Statements of Cash Flows -
                       Two Quarters Ended April 3, 2003 and April 4, 2002                  6-7

                     Notes to Condensed Consolidated Financial Statements                  8-17

Item 2.              Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                               18-24

Item 3.              Quantitative and Qualitative Disclosures
                       about Market Risk                                                   25

Item 4.              Controls and Procedures                                             26-27

PART II - OTHER INFORMATION

Item 4.              Submission of Matters to a Vote of Security Holders                   28

Item 6.              Exhibits and Reports on Form 8-K                                      29

Signatures                                                                                 30

Certifications                                                                           31-32

Exhibit Index                                                                              33

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                        UNI-MARTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               APRIL 3,   SEPTEMBER 30,
                                                                2003          2002
                                                              --------      --------

ASSETS

CURRENT ASSETS:
  Cash                                                        $  3,978      $  6,501
  Accounts receivable - less allowances of $181 and $126         6,215         8,324
  Inventories                                                   17,368        20,859
  Prepaid and current deferred taxes                             1,884         1,494
  Property and equipment held for sale                           1,146         1,098
  Prepaid expenses and other                                       731         1,137
  Loan due from officer - current portion                           60             0
                                                              --------      --------

     TOTAL CURRENT ASSETS                                       31,382        39,413

PROPERTY, EQUIPMENT AND IMPROVEMENTS -
  at cost, less accumulated depreciation and
  amortization of $66,570 and $64,214                           93,538        98,037

LOAN DUE FROM OFFICER                                              300           360

INTANGIBLE ASSETS                                                  300         6,235

OTHER ASSETS                                                     1,140         1,100
                                                              --------      --------

     TOTAL ASSETS                                             $126,660      $145,145
                                                              ========      ========










                                   (Continued)

                        UNI-MARTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                APRIL 3,     SEPTEMBER 30,
                                                                 2003            2002
                                                               --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $ 11,006        $ 17,811
  Gas taxes payable                                               3,374           3,460
  Accrued expenses                                                7,069           7,207
  Revolving credit                                                5,809           5,867
  Current maturities of long-term debt                            3,230           3,212
  Current obligations under capital leases                          103             113
                                                               --------        --------

     TOTAL CURRENT LIABILITIES                                   30,591          37,670

LONG-TERM DEBT, less current maturities                          69,392          71,912

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                                           168             214

DEFERRED TAXES                                                    1,721           1,797

DEFERRED INCOME AND OTHER LIABILITIES                             4,645           5,235

COMMITMENTS AND CONTINGENCIES (See Note H)

STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $1.00 per share:
    Authorized 100,000 shares
    Issued none                                                       0               0
  Common Stock, par value $.10 per share:
    Authorized 16,000,000 shares
    Issued 7,453,383 and 7,420,859 shares, respectively             745             742

  Additional paid-in capital                                     23,742          23,803

  Retained (deficit) earnings                                  (  2,583)          5,661
                                                               --------        --------
                                                                 21,904          30,206
  Less treasury stock, at cost - 267,106 and
    291,429 shares of Common Stock, respectively               (  1,761)       (  1,889)
                                                               --------        --------
                                                                 20,143          28,317
                                                               --------        --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                  $126,660        $145,145
                                                               ========        ========

                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     QUARTER ENDED                       TWO QUARTERS ENDED
                                                             APRIL 3,               APRIL 4,         APRIL 3,              APRIL 4,
                                                              2003                   2002             2003                  2002
                                                             -------                 ------          -------               -------
REVENUES:
  Merchandise sales                                          $50,734                $52,017         $106,790              $107,672
  Gasoline sales                                              53,909                 38,676          106,202                80,534
  Other income                                                   386                    469              851                   909
                                                             -------                 ------          -------               -------
                                                             105,029                 91,162          213,843               189,115
                                                             -------                 ------          -------               -------
COSTS AND EXPENSES:
  Cost of sales                                               84,681                 70,371          171,224               145,613
  Selling                                                     16,909                 16,735           34,118                33,510
  General and administrative                                   1,986                  2,141            3,886                 4,043
  Depreciation and amortization                                1,930                  2,048            3,858                 4,083
  Interest                                                     1,577                  1,574            3,200                 3,369
                                                             -------                 ------          -------               -------
                                                             107,083                 92,869          216,286               190,618
                                                             -------                 ------          -------               -------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND CHANGE
    IN ACCOUNTING PRINCIPLE                                  ( 2,054)               ( 1,707)         ( 2,443)              ( 1,503)
INCOME TAX BENEFIT                                           (   108)               (   593)         (   129)              (   523)
                                                             -------                 ------          -------               -------
LOSS FROM CONTINUING OPERATIONS
  BEFORE CHANGE IN ACCOUNTING
    PRINCIPLE                                                ( 1,946)               ( 1,114)         ( 2,314)              (   980)

DISCONTINUED OPERATIONS:
  LOSS FROM DISCONTINUED OPERATIONS                          (    99)               (    37)         (   156)              (    75)
  LOSS ON DISPOSAL OF DISCONTINUED
    OPERATIONS                                               (   248)                     0          (   248)                    0
  INCOME TAX BENEFIT                                         (    18)               (    13)         (    21)              (    26)
                                                             -------                 ------          -------               -------

LOSS ON DISCONTINUED OPERATIONS                              (   329)               (    24)         (   383)              (    49)

CUMMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF INCOME
  TAX BENEFIT OF $310                                              0                      0          ( 5,547)                    0
                                                             -------                 ------          -------               -------

NET LOSS                                                     ($2,275)               ($1,138)         ($8,244)              ($1,029)
                                                             =======                 ======          =======               =======

LOSS PER SHARE:
  LOSS PER SHARE FROM CONTINUING
   OPERATIONS BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE                                      ($ 0.27)               ($ 0.16)         ($ 0.32)              ($ 0.14)
  LOSS PER SHARE FROM DISCOUNTINUED
   OPERATIONS                                                (  0.04)                  0.00          (  0.05)              (  0.01)
  LOSS PER SHARE FROM CHANGE IN
   ACCOUNTING PRINCIPLE                                         0.00                   0.00          (  0.78)                 0.00
                                                             -------                 ------          -------               -------

BASIC AND DILUTED NET LOSS PER SHARE                         ($ 0.31)               ($ 0.16)         ($ 1.15)              ($ 0.15)
                                                              ======                 ======          =======               =======

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                                                  7,155                  7,095            7,143                 7,082
                                                              ======                 ======          =======               =======

                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             TWO QUARTERS ENDED
                                                           APRIL 3,        APRIL 4,
                                                            2003            2002
                                                          --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others                 $215,360        $191,753
  Cash paid to suppliers and employees                    (211,998)       (184,859)
  Dividends and interest received                               16              26
  Interest paid                                           (  3,314)       (  3,762)
  Income taxes (paid) received                            (      5)             29
  Other payments-discontinued operations                  (    129)       (     29)
                                                          --------        --------

    NET CASH (USED IN) PROVIDED BY                        (     70)          3,158
      OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from sale of capital assets                          27             109
  Receipts from sale of discontinued operations              1,135
  Purchase of property, equipment and improvements        (    796)       (  1,891)
  Note receivable from officer                                   0              60
  Cash advanced for intangible and other assets           (     75)       (     89)
  Cash received for intangible and other assets                 13              15
                                                          --------        --------

    NET CASH PROVIDED BY (USED IN) INVESTING                   304        (  1,796)
     ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on revolving credit agreement                  (     58)       (    214)
  Principal payments on debt                              (  2,701)       (  2,062)
  Proceeds from issuance of common stock                         2              18
                                                          --------        --------

     NET CASH USED IN FINANCING ACTIVITIES                (  2,757)       (  2,258)
                                                          --------        --------

NET DECREASE IN CASH                                      (  2,523)       (    896)

CASH:
  Beginning of period                                        6,501           5,075
                                                          --------        --------

  End of period                                           $  3,978        $  4,179
                                                          ========        ========

                        UNI-MARTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                                       TWO QUARTERS ENDED
                                                                                     APRIL 3,        APRIL 4,
                                                                                      2003            2002
                                                                                     -------         -------
RECONCILIATION OF NET LOSS TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                                                             ($8,244)        ($1,029)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES:
    Depreciation and amortization                                                      3,858           4,083
    Discontinued operations-depreciation and amortization                                 27              46
    Loss on sale of capital assets and other                                             262             289
    Discontinued operations-loss on sale                                                 248               0
    Change in accounting principle                                                     5,547               0
    Change in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                                            2,109           1,259
        Inventories                                                                    3,491         (   239)
        Prepaid expenses and other                                                       406           2,217
      Increase (decrease) in:
        Accounts payable and accrued expenses                                        ( 7,028)        ( 2,604)
        Deferred income taxes and other liabilities                                  (   746)        (   864)
                                                                                     -------         -------

     TOTAL ADJUSTMENTS TO NET LOSS                                                     8,174           4,187
                                                                                     -------         -------

NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITES                                                                          ($   70)        $ 3,158
                                                                                     =======         =======


                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.     FINANCIAL STATEMENTS:

       The condensed consolidated balance sheet as of April 3, 2003, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the six months ended April 3, 2003 and April 4, 2002, respectively, have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at April 3, 2003 and the results of operations and cash flows for all periods presented have been made.

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

       During the first quarter of fiscal 2003, the Company increased its valuation allowance against the deferred tax asset because it has been determined that it is more likely than not that the Company will not be able to utilize the Net Operating Loss carryforwards ("NOL's"). The increase in reserve has resulted in a 5% tax benefit in the first two quarters of fiscal 2003.


B.     FUTURE OPERATIONS:

       The Company continues to evaluate existing stores based on their historical contribution. The Company will consider closing or selling underperforming stores or investing in facility upgrades to enhance their performance. The Company retained financial advisors in fiscal year 2002, and entered into a new contractual arrangement with one of these financial advisors in January 2003, to evaluate operating strategies which include the potential divestiture of certain store locations and non-operating assets. As a result of its analysis with its financial advisor, the Company intends to intensify its divestiture strategy. The Company is currently working with its financial advisor to assist in negotiations with its lenders to facilitate this divestiture program.

       Management believes that cash from operations, available credit facilities and asset sales will be sufficient to meet the Company's obligations for the foreseeable future. The Company is currently in negotiations with its lenders to permit the sale of various store locations. In the event that the Company is unable to obtain required consents from its lenders for the divestiture of store locations, or consummate proposed asset sales, on acceptable terms, there is a risk that the Company may not be able to meet future cash obligations.

C.    INTANGIBLE AND OTHER ASSETS:

      Intangible and other assets consist of the following (in thousands):

                                          APRIL 3,           SEPTEMBER 30,
                                           2003                  2002
                                          ------                ------

Goodwill                                  $    0                $8,874

Lease acquisition costs                      298                   315

Noncompete agreements                        250                   250

Other intangible assets                      154                   197
                                          ------                ------

                                             702                 9,636

Less accumulated amortization                402                 3,401
                                          ------                ------

                                             300                 6,235

Other assets                               1,140                 1,100
                                          ------                ------

                                          $1,440                $7,335
                                          ======                ======

       Goodwill represents the excess of costs over the fair value of net assets acquired in business combinations. As discussed within this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies and Estimates," the Company completed an impairment analysis during the second quarter of fiscal 2003 and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 resulted in a write-off of goodwill in the amount of $5.8 million. Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms.

       The Company's adoption of SFAS No. 142 eliminates the amortization of goodwill beginning in the first quarter of fiscal 2003 (see Note G). Goodwill amortization in the first two quarters of fiscal 2002 was $194,300, or $0.03 per share. The following table adjusts net earnings
       (loss) and net earnings (loss) per share for the adoption of SFAS No. 142 (in thousands, except per share data):

                                                            TWO QUARTERS ENDED
                                                      APRIL 3,                APRIL 4,
                                                       2003                    2002
                                                      -------                 ------

        Reported net loss                             ($8,244)               ($1,029)
        Add back:
          Goodwill amortization                             0                    194
                                                      -------                 ------

        Adjusted net loss                             ($8,244)                ($ 835)
                                                      =======                 ======

        Net loss per share                             ($1.15)                ($0.15)
                                                      =======                 ======

        Adjusted net loss per share                    ($1.15)                ($0.12)
                                                      =======                 ======

D.     REVOLVING CREDIT AGREEMENT:

       On April 20, 2000, the Company executed a 3-year secured $10.0 million revolving credit agreement (the "Agreement") with $3.5 million available for letters of credit. Provisions of the Agreement require the maintenance of certain covenants relating to minimum tangible net worth, interest and fixed-charge coverage ratios, as measured on a quarterly basis. In addition, the Agreement places limitations on capital expenditures, additional debt and payment of dividends. In the second quarter of fiscal year 2001, the Agreement was amended to increase the total credit line to $13.0 million, with $3.5 million available for letters of credit, and to amend certain financial covenants. During the first quarter of fiscal year 2002, the Agreement was amended to extend the maturity date to April 20, 2004, to amend certain covenants and to provide an additional $2.0 million for borrowing on a seasonal basis for the months January through April. As of September 30, 2002, the Agreement was amended to revise covenants relating to fixed- charge coverage and interest coverage ratios for the fourth quarter of fiscal year 2002 and the first quarter of fiscal year 2003. Effective April 1, 2003, the Company amended the Agreement to extend the maturity date to December 31, 2004, extend the $2.0 million seasonal borrowing increase to April 30, 2004, and revise certain financial covenants. The Company was in compliance with these covenants as of April 3, 2003. Borrowings of $5.8 million and letters of credit of $3.5 million were outstanding under the Agreement at April 3, 2003. This facility bears interest at the Company's option based on a rate of either prime plus 1.0% or LIBOR plus 3.0%. The blended interest rate at April 3, 2003 was 4.79%. The Agreement is collateralized by substantially all of the Company's inventories, receivables, other personal property and selected real properties. At April 3, 2003, the net book value of these selected real properties that are pledged as collateral was $2.5 million.

E.     LONG-TERM DEBT:

                                                                        APRIL 3,                     SEPTEMBER 30,
                                                                          2003                           2002
                                                                        -------                         -------
                                                                                     (In thousands)
Mortgage Loan.  Principal and interest will be
  paid in 185 remaining monthly installments.  At
  April 3, 2003, the coupon rate was 9.08% and the
  effective interest rate was 9.78%, net of unamortized
  fees of $1,114,451 ($1,204,119 in 2002).                              $30,295                         $31,568

Mortgage Loan.  Principal and interest will be
  paid in 206 remaining monthly installments.  The
  loan bears interest at LIBOR plus 3.75%.  At April 3,
  2003, the coupon rate was 5.09% and the
  effective interest rate was 5.52%, net of
  unamortized fees of $343,755 ($364,952 in 2002).                       20,077                          20,423

Mortgage Loan.  Principal and interest will be
  paid in 206 remaining monthly installments.  At
  April 3, 2003, the coupon rate was 10.39% and the
  effective interest rate was 10.71%, net of unamortized
  fees of $109,674 ($114,683 in 2002).                                    6,432                           6,502

Mortgage Loans.  Principal and interest are paid in
  monthly installments.  The loans expire in 2009,
  2010, 2020 and 2021.  Interest ranges from the
  prime rate to LIBOR plus 3.75%.  At April 3, 2003,
  the blended coupon rate was 6.03% and the
  effective interest rate was 6.47%, net of
  unamortized fees of $141,094 ($144,626 in 2002).                        7,045                           7,202

Revolving Credit Agreement.  Interest is paid
  monthly.  The blended interest rate at April 3, 2003
  was 4.79%.  (See Note D)                                                5,809                           5,867

Equipment Loans.  Principal and interest will be
  paid in monthly installments.  The loans expire
  in 2010 and 2011 and bear interest at LIBOR plus
  3.75%.  At April 3, 2003, the blended coupon rate was
  5.09% and the effective interest rate was 5.67%, net of
  unamortized fees of $113,464 ($135,213 in 2002).                        7,993                           8,506

Equipment Loan.  Principal and interest will be
  paid in 85 remaining monthly installments.  The loan
  expires in 2010.  At April 3, 2003, the coupon rate was
  10.73% and the effective interest rate was 11.18%,
  net of unamortized fees of $10,862 ($13,776 in 2002).                     780                             923
                                                                        -------                         -------

                                                                         78,431                          80,991
Less current maturities                                                   9,039                           9,079
                                                                        -------                         -------

                                                                        $69,392                         $71,912
                                                                        =======                         =======

       The mortgage loans are collateralized by $65,259,900 of property, at net book value, and the equipment loans are collateralized by $4,687,600 of equipment, at net book value.

       Aggregate maturities of long-term debt (net of loan fee amortization) during the next five years are as follows (in thousands):

              September 30,
                   2003                      $7,134
                   2004                       3,159
                   2005                       3,398
                   2006                       3,656
                   2007                       3,934
              Thereafter                     57,150
                                            -------
                                            $78,431
                                            =======


F.     RELATED PARTY TRANSACTIONS:

       Certain directors and officers of the Company are also directors, officers or controlling shareholders of other entities from which the Company leases its corporate headquarters and various store and other locations under agreements classified as operating leases. In addition, the Company leases store locations from entities controlled by, or from persons related to, certain directors and officers of the Company. Aggregate rentals in connection with all such leases for the two quarters ended April 3, 2003 and April 4, 2002 were $743,500 and $562,200, respectively.

       The Company charges an affiliate for general and administrative services provided. Such charges amounted to $5,600 and $5,600 in the two quarters ended April 3, 2003 and April 4, 2002, respectively.

       During the first two quarters of fiscal years 2003 and 2002, the Company made payments of $0 and $39,900, respectively, to a director of the Company for consulting fees and reimbursement of expenses.

G.     RECENT ACCOUNTING PRONOUNCEMENTS:

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that such assets with indefinite lives not be amortized but be tested annually for impairment and provides specific guidance for such testing. This statement also requires disclosure of information regarding goodwill and other assets that was previously not required. In accordance with SFAS No. 142, the Company has discontinued the amortization of goodwill as of October 1, 2002 and completed its impairment test during the 2003 second fiscal quarter. As a result, the Company wrote-off its total goodwill balance of $5,857,000.

       The Company adopted SFAS No. 143,"Accounting for Asset Retirement Obligations," effective for the fiscal year ending September 30, 2003. Under the statement's provisions, (1) entities must record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, (2) when the liability is initially recorded, the entity must capitalize a cost by increasing the carrying amount of the related long-lived asset, (3) over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset and (4) upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. There was no impact on the Company's consolidated financial position or results of operations as a result of the adoption of SFAS No. 143.

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

       The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," which required that a liability for costs associated with an exit plan or disposal activity be recognized at the date of an entity's commitment to an exit plan. There was no impact on the Company's consolidated financial position or results of operations as a result of the adoption of SFAS No. 146.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 had an impact on the Company's disclosure requirements, but had no impact on the Company's consolidated financial statements.

       The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations for all periods represented. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (in thousands, except per share data):

                                                                        Quarter Ended                    Two Quarters Ended
                                                                    April 3,        April 4,           April 3,        April 4,
                                                                     2003             2002               2003            2002
                                                                   -------          -------            -------          -------

       Net loss, as reported                                       ($2,275)         ($1,138)           ($8,244)         ($1,029)

       Deduct: Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of related tax effects                    (     2)         (    11)           (     2)         (    29)
                                                                   -------          -------            -------          -------

       Pro forma net loss                                          ($2,277)         ($1,149)           ($8,246)         ($1,058)
                                                                   =======          =======            =======          =======

       Basic and diluted net loss per share
         as reported                                               ($ 0.31)         ($ 0.16)           ($ 1.15)         ($ 0.15)

       Pro forma basic and diluted net loss
         per share                                                 ($ 0.31)         ($ 0.16)           ($ 1.15)         ($ 0.15)

       In September 2002, the EITF released Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," which has two parts. The first part of the pronouncement requires that vendor allowances be categorized as a reduction of cost of sales unless they are a reimbursement of costs incurred to sell the vendor's products, in which case, the cash consideration should be characterized as a reduction of that cost. If the amount of cash consideration paid by a vendor exceeds the estimated fair value of the benefit received, that excess should be characterized as a reduction of the cost of sales when recognized in the customer's income statement. This portion of the pronouncement must be implemented by fiscal 2004.

       The second part of the pronouncement requires that rebates or refunds that are payable only if the customer completes a specified cumulative level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation over the purchase period. This portion of the pronouncement was implemented by the Company in the second quarter of fiscal 2003. There was no impact on the Company's consolidated financial position or results of operations as a result of the adoption of EITF No. 02-16.

       In November 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." Issue 02-16 provides guidance on when to classify consideration received from a vendor as a reduction of the price of the vendor's products, a reimbursement of costs incurred or as revenue. In addition, Issue 02-16 provides guidance on when to recognize rebates or refunds of a specified amount of cash consideration from a vendor that are based on the achievement of a specified cumulative level of purchases or are based on the customer purchasing from the vendor for a specified period of time. The guidance in Issue 02-16 has been adopted by the Company in the second quarter of fiscal 2003. There was no impact on the Company's consolidated financial position or results of operations as a result of the guidance in 02-16.

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

       The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Based on management's assessment as of the date of this report, the Company does not have any interests in variable interest entities as defined in FIN 46 that would require disclosure in the consolidated financial statements as of December 31, 2002.

H.   COMMITMENTS AND CONTINGENCIES:

     (1) Leases -- The Company leases its corporate headquarters, 126 of its store locations, certain equipment, offices, and maintenance and storage facilities. Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at April 3, 2003 are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses.

                                                    Capital             Operating       Rental
                                                     Leases               Leases        Income
                                                     ------               ------        ------
                                                                      (In thousands)

               Six months ending
                 September 30, 2003                    $74                $3,096        $ 378
               Fiscal Year 2004                        140                 5,976          622
               Fiscal Year 2005                         31                 4,544          495
               Fiscal Year 2006                         31                 3,295          322
               Fiscal Year 2007                         31                 3,091          244
               Thereafter                               21                 8,037          381
                                                        --                 -----          ---

               Total future minimum
                 lease payments                        328               $28,039       $2,442
                                                                         =======       ======

               Less amount representing
                 interest                               57
                                                        --

               Present value of future
                 payments                              271

               Less current maturities                 103
                                                       ---

                                                      $168
                                                      ====

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

During the first two quarters of fiscal 2003, the Company purchased 24,323 shares of its treasury stock for $128,045 to fund its 401(k) retirement plan, resulting in a decline of additional paid-in capital of $99,525. The Company also issued 31,000 shares of common stock to its non-employee directors, as part of their annual retainer, and 1,524 shares of common stock to the Company's employee stock purchase plan. The issuance of these shares resulted in an increase of $38,780 to additional paid-in capital. The net effect of these transactions in the first two quarters of fiscal 2003 was a decrease to additional paid-in capital of $60,745.

ITEM 2
                        UNI-MARTS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:

                                                                       QUARTER ENDED                   TWO QUARTERS ENDED
                                                                  APRIL 3,       APRIL 4,            APRIL 3,      APRIL 4,
                                                                    2003           2002               2003           2002
                                                                    ----           ----               ----           ----
Revenues:
  Merchandise sales                                                 48.3 %         57.1  %           49.9  %         56.9  %
  Gasoline sales                                                    51.3           42.4              49.7            42.6
  Other income                                                       0.4            0.5               0.4             0.5
                                                                     ---            ---               ---             ---

     Total revenues                                                100.0          100.0             100.0           100.0

Cost of sales                                                       80.6           77.2              80.1            77.0
                                                                    ----           ----              ----            ----

Gross profit:
  Merchandise (as a percentage of
    merchandise sales)                                              30.0           30.5              30.4            31.1
  Gasoline (as a percentage of
    gasoline sales)                                                  8.8           11.5               8.7            11.3
Total gross profit                                                  19.4           22.8              19.9            23.0

Costs and expenses:
  Selling                                                           16.1           18.4              16.0            17.7
  General and administrative                                         1.9            2.3               1.8             2.1
  Depreciation and amortization                                      1.9            2.2               1.8             2.2
  Interest                                                           1.5            1.7               1.5             1.8
                                                                     ---            ---               ---             ---

     Total expenses                                                 21.4           24.6              21.1            23.8

Loss from continuing operations before
  income taxes and change in accounting
  principle                                                       (  2.0)        (  1.8)           (  1.2)         (  0.8)
Income tax benefit                                                (  0.1)        (  0.6)           (  0.1)         (  0.3)
                                                                     ---            ---               ---             ---

Loss from continuing operations before
  change in accounting principle                                  (  1.9)        (  1.2)           (  1.1)         (  0.5)
                                                                     ---            ---               ---             ---

Discontinued operations:
  Loss from discontinued operations                               (  0.1)           0.0            (  0.1)            0.0
  Loss on disposal of discontinued
   operations                                                     (  0.2)           0.0            (  0.1)            0.0
  Income tax benefit                                                 0.0            0.0               0.0             0.0
                                                                     ---            ---               ---             ---

Loss on discontinued operations                                   (  0.3)           0.0            (  0.2)            0.0

Cumulative effect of change in
  accounting principle, net of income tax
  benefit                                                            0.0            0.0            (  2.6)            0.0
                                                                     ---            ---               ---             ---

Net loss                                                          (  2.2)  %     (  1.2)  %        (  3.9)  %      (  0.5)  %
                                                                     ===            ===               ===             ===

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

In the last twelve months, the Company continued its store evaluation and strategic initiative program. During that period, two convenience stores and one Choice Cigarette Discount Outlet ("Choice") were closed, and five convenience stores, one Choice and one non-operating location were sold. The Company also constructed two Choice stores during this period.

From April 2002 until December 2002, the Company had retained financial advisors to assist in the exploration and evaluation of all of its strategic alternatives to enhance stockholder value. As a result of its analysis with its financial advisors, the Company intends to intensify a divestiture strategy of certain underperforming store locations and non-operating assets. In January 2003, the Company entered into a new financial advisory agreement with one of these financial advisors to assist in negotiations with the Company's debt holders to permit the Company's ongoing divestiture plan. If the disposition of assets is successful and is in excess of certain amounts, the Company's executive officers will be eligible to receive bonuses pursuant to a Transaction Success Bonus Plan adopted by the Company. The aggregate amount of such bonuses will be based upon the total consideration received for such assets. The Company is currently in negotiations with its lenders to permit the sale of various store locations. If the Company is unsuccessful in obtaining required consents from its lenders or consummate proposed asset sales, the Company could encounter liquidity problems during fiscal year 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

QUARTERS ENDED APRIL 3, 2003 AND APRIL 4, 2002

At April 3, 2003, the Company operated 294 stores, which were comprised of 227 Uni-Mart convenience stores and 67 Choice stores. Of these locations, three were franchised and 238 offered self-service gasoline. The Company sold four locations in the second fiscal quarter, including three convenience stores of which one was a franchise location and one Choice store. The Company had six less convenience stores and one fewer Choice store in operation in the fiscal quarter ended April 3, 2003 compared to the quarter ended April 4, 2002.

For the second quarter of fiscal 2003, ended April 3, 2003, total revenues were $105.0 million, an increase of $13.8 million, or 15.2%, compared to total revenues of $91.2 million for the second quarter of fiscal 2002, ended April 4, 2002. The increase in revenues is principally due to a $15.2 million, or 39.4%, increase in gasoline sales to $53.9 million compared to gasoline sales of $38.7 million in the second quarter of fiscal 2002. This increase is primarily the result of a 39.4 cent per gallon increase in the average retail price per gallon of petroleum sold during the current fiscal quarter compared to the same quarter of the prior fiscal year. Merchandise sales declined by $1.3 million, or 2.5%, to $50.7 million, compared to merchandise sales of $52.0 million in the second quarter of fiscal 2002. Merchandise sales declined in part due to fewer stores in operation in the current fiscal quarter. Other income declined by $83,000 to $386,000 for the current quarter. Merchandise sales at comparable stores declined by 2.0% and gasoline gallons sold at comparable stores declined by 0.9% in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002.

Gross profits on merchandise sales were $15.2 million, a decline of $675,000, or 4.3%, compared to merchandise gross profits of $15.9 million in the second quarter of fiscal 2002. Lower merchandise sales, due primarily to poor weather conditions and fewer stores in operation in the current fiscal quarter when compared to the same quarter of fiscal 2002, as well as a 0.6% decline in the merchandise gross margin rate, contributed to the decline in merchandise gross margins for the second quarter of fiscal 2003.

Gasoline gross profit margins increased by $315,000, or 7.1%, to $4.8 million in the second quarter of fiscal 2003 compared to gasoline gross profit margins of $4.5 million in the second quarter of fiscal 2002. Gasoline gross profits per gallon sold increased by 8.6%, while total gallons sold declined by 564,000 gallons, or 1.4%, in the current fiscal quarter. Higher gasoline gross profit margins per gallon sold contributed to greater gasoline gross profits, while the effects of unfavorable weather and economic conditions resulted in fewer gallons sold.

Selling expenses increased by $174,000, or 1.0%, to $16.9 million for the fiscal 2003 second quarter, primarily due to higher credit card fees resulting from higher retail petroleum prices, and higher levels of store maintenance resulting from the harsh weather conditions in the Company's operating area, offset by fewer stores in operation. General and administrative expense declined by $155,000, or 7.2%, to $2.0 million due to a reduction in the number of employees in the current fiscal quarter. Depreciation and amortization expense declined by $118,000, or 5.8%, to $1.9 million as the result of the adoption of SFAS No. 142, lower levels of capital expenditures and fewer stores in operation in the current fiscal quarter. Interest expense remained relatively the same at $1.6 million for the second quarter of fiscal 2003. While borrowing rates and levels were lower in the second fiscal quarter of 2003 in comparison to the second fiscal quarter of 2002, interest expense remained relatively the same at $1.6 million. In the second quarter of fiscal 2002, the Company received a $129,000 refund from an insurance company related to interest payments on borrowings for claims paid by the Company which were subsequently reimbursed. The amount was recorded as a credit to interest expense.

For the second quarter of fiscal 2003, losses from continuing operations, before income taxes and change in accounting principle, were $2.1 million, compared to losses from continuing operations, before income taxes and change in accounting principle, of $1.7 million in the second quarter of fiscal 2002. The Company received a benefit from income taxes of $108,000 compared to an income tax benefit of $593,000 in the second quarter of fiscal 2002. Losses from continuing operations before the change in accounting principle were $1.9 million, or $0.27 per share, for the current fiscal quarter compared to losses from continuing operations before the change in accounting principle in the second quarter of fiscal 2002 of $1.1 million, or $0.16 per share.

The Company recorded a loss on discontinued operations of $329,000, or $0.04 per share, compared to a loss on discontinued operations in the second quarter of fiscal 2002 of $24,000, or no per share loss. Discontinued operations for this period consist of the sale of three convenience stores and one Choice location in the second quarter of fiscal 2003. This loss included a loss from discontinued operations of $99,000, a loss on disposal of discontinued operations of $248,000 and an income tax benefit of $18,000 for the second quarter of fiscal 2003, compared to a loss of $37,000, $0 and $13,000, respectively, for the second quarter of fiscal 2002. During the first quarter of fiscal 2003, the Company increased its valuation allowance against the deferred tax asset because it was determined that it is more likely than not that the Company will not be able to fully utilize the NOL's. This increase in the reserve has resulted in a 5% tax benefit in comparison to a 35% tax provision in the second quarter of fiscal 2002. Total net losses for the quarter ended April 3, 2003 were $2.3 million, or $0.31 per share, compared to total net losses of $1.1 million, or $0.16 per share, for the quarter ended April 4, 2002.


TWO QUARTERS ENDED APRIL 3, 2003 AND APRIL 4, 2002

Total revenues for the first two quarters of fiscal 2003 were $213.8 million, an increase of $24.7 million, or 13.1%, compared to total revenues of $189.1 million for the two quarters ended April 4, 2002. The principal factor in the revenues increase was a $25.7 million, or 31.9%, increase in gasoline sales for the current reporting period compared to the same six-month period of fiscal 2002. Gasoline sales for the first six months of fiscal 2003 increased to $106.2 million from $80.5 million for the first six months of fiscal 2002, due principally to a 31.0 cent per gallon increase in the average retail price per gallon of petroleum sold in the current reporting period. Merchandise sales declined by $882,000, or 0.8%, to $106.8 million from $107.7 million in the first six months of fiscal 2002 due primarily to fewer stores in operation. At comparable stores, merchandise sales declined by 0.3%, while gasoline gallons sold at comparable stores were relatively flat when compared to the first six months of fiscal 2002. Other income declined by $58,000, or 6.4%, to $851,000 for the current six-month period.

A 0.7% decline in the merchandise gross margin rate, combined with lower merchandise sales contributed to a $1.0 million, or 3.0%, decline in merchandise gross margins for the first six months of fiscal 2003. Gross profit margins on merchandise sales were $32.5 million for the first six months of fiscal 2003, compared to $33.5 million for the first six months of fiscal 2002.

Gross profits on gasoline sales for the first two quarters of fiscal 2003 increased by 2.1% to $9.3 million compared to gasoline gross profit margins of $9.1 million reported in the first two quarters of fiscal 2002. A 2.9% increase in gross profit margins per gallon sold contributed to higher gasoline margin levels, offset by a decline in gasoline gallons sold of 635,000 gallons.

Selling expenses increased by 1.8% to $34.1 million due to increases in credit card fees resulting from higher retail petroleum prices, and higher levels of store maintenance and utilities due to poor weather conditions in the Company's operating area primarily in the second fiscal quarter, offset by fewer stores in operation. General and administrative expense declined by 3.9% to $3.9 million for the current fiscal quarter due to fewer salaried employees, offset by increased legal and professional fees. Depreciation and amortization expense for the first six months of fiscal 2003 declined by 5.5% to $3.9 million due to the adoption of SFAS No. 142, lower levels of capital expenditures and fewer stores in operation. Lower interest rates and borrowing levels resulted in a 5.0% decline in interest expense to $3.2 million for the first six months of fiscal 2003 compared to $3.4 million for the first six months of fiscal 2002.

The Company reported a net loss from continuing operations, before the effect of a change in accounting principle in connection with the Company's adoption of SFAS No. 142 effective as of October 1, 2002, of $2.4 million compared to a net loss of $1.5 million for the same period of fiscal 2002. The Company received a benefit for income taxes in the first six months of fiscal 2003 of $129,000 compared to an income tax benefit of $523,000 in the first six months of fiscal 2002. During the first quarter of fiscal 2003, the Company increased its valuation allowance against the deferred tax asset because it was determined that it is more likely than not that the Company will not be able to fully utilize the NOL's. This increase in the reserve has resulted in a 5% tax benefit in comparison to a 35% tax provision in the first two quarters of fiscal 2002. Losses from continuing operations before the change in accounting principle were $2.3 million, or $0.32 per share, compared to $980,000, or $0.14 per share, for the first six months of fiscal 2002.

The Company reported a loss on discontinued operations (the sale of three convenience stores and one Choice location in the second quarter of fiscal 2003) of $383,000, or $0.05 per share, for the first six months of fiscal 2003, compared to a loss on discontinued operations of $49,000, $0.01 per share, in the first six months of fiscal 2002. This loss included a loss from discontinued operations of $156,000, a loss on disposal of discontinued operations of $248,000 and an income tax benefit of $21,000 for the first six months of fiscal 2003, compared to a loss from discontinued operations of $75,000, no loss on disposal of discontinued operations and an income tax benefit of $26,000 for the first six months of fiscal 2002.

The Company incurred a one-time charge in connection with the adoption of SFAS No. 142 during the first quarter of fiscal 2003 of $5.8 million, before income taxes. The cumulative effect of the change in accounting principle, net of an income tax benefit of $310,000, was $5.5 million. Total net losses for the two quarters ended April 3, 2003 were $8.2 million, or $1.15 per share, compared to total net losses of $1.0 million, or $0.15 per share, for the two quarters ended April 4, 2002.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations generally do not require large amounts of working capital. From time to time, the Company utilizes portions of its cash to construct new stores and renovate existing locations.

As of April 1, 2003, the Company amended its revolving credit agreement (the "Agreement") to extend the maturity date to December 31, 2004 and revise covenants relating to interest and fixed- charge coverage ratios. At April 3, 2003, $5.7 million was available for borrowing under this Agreement. See Footnote D to the Consolidated Financial Statements included in this report for additional information regarding the Agreement. In addition, the Company's liquid fuels tax bond expires in the third fiscal quarter of 2003. Due to the expiration of the bond, the Company will reduce its annual insurance expense by $103,000 and the Company will be required to pay the liquid fuels tax on purchases to the vendors within current payment terms. The Company intends to utilize its amended working capital credit facility to mitigate the cash flow impact of the liquid fuels tax bond expiration, resulting in increased borrowings of $2.1 million on average throughout the year.

Capital requirements for debt service and capital leases for the balance of fiscal year 2003 are approximately $7.2 million, which includes $5.8 million in revolving credit that has been classified as current. The Company anticipates capital expenditures in the remainder of fiscal year 2003 of $1.2 million, funded by cash flows from operations. These capital expenditures include normal replacement of store equipment and gasoline-dispensing equipment and upgrading of the Company's in-store and corporate data processing systems.

Operating lease commitments for the remainder of fiscal year 2003 are approximately $3.1 million. These commitments for fiscal years 2004, 2005, 2006 and 2007 are approximately $6.0 million, $4.5 million, $3.3 million, and $3.1 million, respectively.

Management believes that cash from operations, available credit facilities and asset sales will be sufficient to meet the Company's obligations for the foreseeable future. In the event that the Company is unable to successfully consummate proposed asset sales, there is risk that the Company will not be able to meet future cash obligations.


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

During the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") Nos. 142 and 144. SFAS No. 142 requires that assets with indefinite lives not be amortized but tested annually for impairment and provides specific guidance for such testing. SFAS No. 144 provides additional guidance for impairment testing and determination of when an asset is considered to be for sale. The Company completed its impairment test during the second quarter of fiscal 2003 and the adoption of SFAS No. 142 resulted in the write-off of goodwill in the amount of $5,857,000.

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

To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, mortgage loans and equipment loans at April 3, 2003.

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



                                                                        FISCAL YEAR OF MATURITY
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
                                                                                                                TOTAL         FAIR
                                                                                                                DUE AT      VALUE AT
                                          2003      2004      2005       2006        2007       THEREAFTER     MATURITY      4/3/03
                                          ----      ----      ----       ----        ----       ----------     --------     --------
Interest-rate sensitive assets:
------------------------------
  Noninterest-bearing
    checking accounts                     $1,850      $  0      $  0      $  0       $  0           $  0       $ 1,850      $ 1,850

  Interest-bearing
    checking accounts                     $2,128      $  0      $  0      $  0       $  0           $  0       $ 2,128      $ 2,128
  Average interest rate                    1.15%                                                                 1.15%      --
                                          -----------------------------------------------------------------------------------------
     Total                                $3,978      $  0      $  0      $  0       $  0           $  0       $ 3,978      $ 3,978
     Total average interest rate           0.62%                                                                 0.62%      --

Interest-rate sensitive liabilities:
-----------------------------------
  Variable-rate borrowings                $6,648    $1,945    $2,051    $2,164     $2,282        $24,230       $39,320      $39,320
  Average interest rate                    5.04%     5.09%     5.09%     5.09%      5.09%          5.09%         5.08%      --

  Fixed-rate borrowings                   $  486    $1,214    $1,347    $1,492     $1,652        $32,920       $39,111      $41,694
  Average interest rate                    9.34%     9.33%     9.34%     9.34%      9.34%          9.34%         9.34%      --
                                          -----------------------------------------------------------------------------------------
     Total                                $7,134    $3,159    $3,398    $3,656     $3,934        $57,150       $78,431      $81,014
     Total average interest rate           5.92%     7.39%     7.42%     7.46%      7.50%          7.54%         7.20%      --

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

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Uni-Marts, Inc. was held on February 27, 2003 at which time the following matters were voted upon:

        (1) Election of three Class I directors to serve until the Annual Meeting of Stockholders in 2006.

        (2)  Ratification of the appointment of independent auditors.

The results of the votes on the matters considered at the Annual Meeting of Stockholders are set forth below:

(1)            Election of Directors:
               ---------------------

                                                  VOTES                     VOTES                   BROKER
                                                  "FOR"                  "WITHHELD"                NON-VOTES
                                                  -----                  ----------                ---------

               Herbert C. Graves                5,997,504                   868,060                    0
               Henry D. Sahakian                5,990,964                   874,600                    0
               Gerold C. Shea                   5,998,393                   867,171                    0

               Class II and Class III directors whose terms of office expire in 2004 and 2005, respectively:

               CLASS II                       CLASS III

               Stephen B. Krumholz            M. Michael Arjmand
               Jack G. Najarian               Frank R. Orloski, Sr.
               Anthony S. Regensburg          Daniel D. Sahakian

(2)            Ratification of appointment of independent auditors:
               ---------------------------------------------------

                                     VOTES             VOTES            VOTES           BROKER
                                     "FOR"           "AGAINST"        "ABSTAIN"        NON-VOTES
                                     -----           ---------        ---------        ---------
                                   6,019,956          842,211           3,397              0

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

10.1            Fifth Amendment to Loan Agreement between Provident Bank and Uni-Marts, Inc. effective as of April 1, 2003.

10.2            Transaction Success Bonus Plan, amended and restated as of April 28, 2003.

11              Statement regarding computation of per share loss.

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

         The Company filed a report on Form 8-K on April 3, 2003, announcing that it has reached an agreement with The Provident Bank to amend its current revolving credit facility effective April 1, 2003.

         The Company also filed a report on Form 8-K on April 28, 2003, announcing its financial results for the fiscal 2003 second quarter, ended April 3, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Uni-Marts, Inc.
                                                (Registrant)

                                     --------------------------------


Date May 16, 2003                        /S/ HENRY D. SAHAKIAN
     ------------                    --------------------------------
                                     Henry D. Sahakian
                                     Chairman of the Board
                                     (Principal Executive Officer)



Date May 16, 2003                       /S/ N. GREGORY PETRICK
     ------------                    --------------------------------
                                     N. Gregory Petrick
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Accounting Officer)
                                     (Principal Financial Officer)

                                  CERTIFICATION

       I, Henry D. Sahakian, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Uni-Marts, Inc.

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date:  May 16, 2003
       ------------------

                                              /S/ HENRY D. SAHAKIAN
                                              -------------------------
                                              Henry D. Sahakian
                                              Chief Executive Officer

                                  CERTIFICATION

       I, N. Gregory Petrick, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Uni-Marts, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date:  May 16, 2003
       -------------------

                                                  /S/ N. GREGORY PETRICK
                                                  --------------------------
                                                  N. Gregory Petrick
                                                  Chief Financial Officer

                        UNI-MARTS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX



NUMBER             DESCRIPTION
------             -----------

10.1 Fifth Amendment to Loan Agreement between Provident Bank and Uni-Marts, Inc. effective as of April 1, 2003.

10.2    Transaction Success Bonus Plan, amended and restated as of April 28,
        2003.

11      Statement regarding computation of per share loss.

99.1    Certification of the Chairman and Chief Executive Officer pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.