Form 10-Q
period 2003-07-03
UNI MARTS INC
filed 2003-08-15
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 3, 2003
                                                 ------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


           7,190,895 Common Shares were outstanding at August 8, 2003.


                        This Document Contains 29 Pages.

                        UNI-MARTS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                          PAGE(S)

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                    July 3, 2003 and September 30, 2002                     3-4

                  Condensed Consolidated Statements of Operations -
                    Quarter Ended and Three Quarters Ended
                    July 3, 2003 and July 4, 2002                             5

                  Condensed Consolidated Statements of Cash Flows -
                    Three Quarters Ended July 3, 2003 and July 4, 2002      6-7

                  Notes to Condensed Consolidated Financial Statements      8-16

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   17-23

Item 3.           Quantitative and Qualitative Disclosures
                    about Market Risk                                       24

Item 4.           Controls and Procedures                                 25-26


PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                          27

Signatures                                                                  28

Exhibit Index                                                               29

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                        UNI-MARTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                JULY 3,    SEPTEMBER 30,
                                                                 2003           2002
                                                             ------------  -------------

ASSETS

CURRENT ASSETS:
  Cash                                                       $      3,769   $      6,501
  Accounts receivable - less allowances of $187 and
    $126, respectively                                              5,880          8,324
  Inventories                                                      17,950         20,859
  Prepaid and current deferred taxes                                  639          1,494
  Property and equipment held for sale                             40,917          1,098
  Prepaid expenses and other                                          721          1,137
                                                             ------------   ------------

     TOTAL CURRENT ASSETS                                          69,876         39,413

PROPERTY, EQUIPMENT AND IMPROVEMENTS -
  at cost, less accumulated depreciation and
  amortization of $40,764 and $64,214, respectively                51,759         98,037

LOAN DUE FROM OFFICER                                                   0            360

INTANGIBLE ASSETS                                                     394          6,235

OTHER ASSETS                                                        1,132          1,100
                                                             ------------   ------------

     TOTAL ASSETS                                            $    123,161   $    145,145
                                                             ============   ============


                                   (Continued)

                        UNI-MARTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)
                                   (UNAUDITED)

                                                             JULY 3,     SEPTEMBER 30,
                                                              2003           2002
                                                          ------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                        $     12,611    $     17,811
  Gas taxes payable                                                 40           3,460
  Accrued expenses                                               6,558           7,207
  Revolving credit                                               7,635           5,867
  Current maturities of long-term debt                           3,192           3,212
  Current obligations under capital leases                         102             113
                                                          ------------    ------------

     TOTAL CURRENT LIABILITIES                                  30,138          37,670
LONG-TERM DEBT, less current maturities                         68,683          71,912
OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                                          141             214
DEFERRED TAXES                                                     542           1,797
DEFERRED INCOME AND OTHER LIABILITIES                            4,441           5,235
COMMITMENTS AND CONTINGENCIES (See Note H)
STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $1.00 per share:
    Authorized 100,000 shares
    Issued none                                                      0               0
  Common Stock, par value $.10 per share:
    Authorized 16,000,000 shares
    Issued 7,453,883 and 7,420,859 shares, respectively            745             742
  Additional paid-in capital                                    23,742          23,803
  Retained (deficit) earnings                                   (3,510)          5,661
                                                          ------------    ------------
                                                                20,977          30,206
  Less treasury stock, at cost - 267,106 and
    291,429 shares of Common Stock, respectively                (1,761)         (1,889)
                                                          ------------    ------------
                                                                19,216          28,317
                                                          ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                             $    123,161    $    145,145
                                                          ============    ============

            See notes to condensed consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 QUARTER ENDED                THREE QUARTERS ENDED
                                            JULY 3,         JULY 4,         JULY 3,         JULY 4,
                                             2003            2002            2003            2002
                                         ------------    ------------    ------------    ------------
REVENUES:
  Merchandise sales                      $     36,223    $     36,074    $    104,252    $    104,072
  Gasoline sales                               38,741          32,418         109,233          84,671
  Other income                                    341             411           1,095           1,212
                                         ------------    ------------    ------------    ------------
                                               75,305          68,903         214,580         189,955
                                         ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  Cost of sales                                61,239          54,443         172,799         147,413
  Selling                                       9,995           9,945          30,216          29,831
  General and administrative                    1,787           2,122           5,673           6,165
  Depreciation and amortization                 1,149           1,174           3,369           3,534
  Interest                                        824             916           2,640           2,778
                                         ------------    ------------    ------------    ------------
                                               74,994          68,600         214,697         189,721
                                         ------------    ------------    ------------    ------------
EARNINGS (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES AND
  CHANGE IN ACCOUNTING PRINCIPLE                  311             303            (117)            234
INCOME TAX PROVISION                               60             104              41              79
                                         ------------    ------------    ------------    ------------

EARNINGS (LOSS) FROM CONTINUING
  OPERATIONS BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE                            251             199            (158)            155

DISCONTINUED OPERATIONS:
  LOSS FROM DISCONTINUED OPERATIONS              (685)           (503)         (2,857)         (2,012)
  LOSS ON DISPOSAL OF DISCONTINUED
    OPERATIONS                                   (472)              0            (720)              0
  INCOME TAX PROVISION (BENEFIT)                   21            (159)           (110)           (684)
                                         ------------    ------------    ------------    ------------
  LOSS ON DISCONTINUED OPERATIONS              (1,178)           (344)         (3,467)         (1,328)
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF INCOME
  TAX BENEFIT OF $310                               0               0          (5,547)              0
                                         ------------    ------------    ------------    ------------
NET LOSS                                 $       (927)   $       (145)   $     (9,172)   $     (1,173)
                                         ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE:
  EARNINGS (LOSS) PER SHARE FROM
   CONTINUING OPERATIONS BEFORE CHANGE
   IN ACCOUNTING PRINCIPLE               $       0.03    $       0.03    $      (0.02)   $       0.02
  LOSS PER SHARE FROM DISCONTINUED
   OPERATIONS                                   (0.16)          (0.05)          (0.48)          (0.19)
  LOSS PER SHARE FROM CHANGE IN
   ACCOUNTING PRINCIPLE                          0.00            0.00           (0.78)           0.00
                                         ------------    ------------    ------------    ------------

BASIC AND DILUTED NET LOSS PER SHARE     $      (0.13)   $      (0.02)   $      (1.28)   $      (0.17)
                                         ============    ============    ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                                   7,186           7,112           7,157           7,092
                                         ============    ============    ============    ============

            See notes to condensed consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          THREE QUARTERS ENDED
                                                         JULY 3,         JULY 4,
                                                          2003            2002
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others             $    216,235    $    192,541
  Cash paid to suppliers and employees                    (214,267)       (185,222)
  Dividends and interest received                               23              35
  Interest paid                                             (2,647)         (3,096)
  Income taxes (paid) received                                 (21)              4
  Other (payments) receipts-discontinued operations           (423)            653
                                                      ------------    ------------

    NET CASH (USED IN) PROVIDED BY
     OPERATING ACTIVITIES                                   (1,100)          4,915

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from sale of capital assets                          29             130
  Receipts from sale of discontinued operations              1,446               0
  Purchase of property, equipment and improvements          (1,486)         (2,447)
  Note receivable from officer                                 360              60
  Net payments for intangible and other assets                (242)           (158)
  Cash received for intangible and other assets                 22              59
                                                      ------------    ------------

    NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                                129          (2,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving credit agreement                   1,768           1,252
  Principal payments on debt                                (3,532)         (2,933)
  Proceeds from issuance of common stock                         3              29
                                                      ------------    ------------

    NET CASH USED IN FINANCING ACTIVITIES                   (1,761)         (1,652)
                                                      ------------    ------------

NET (DECREASE) INCREASE IN CASH                             (2,732)            907

CASH:
  Beginning of period                                        6,501           5,075
                                                      ------------    ------------

  End of period                                       $      3,769    $      5,982
                                                      ============    ============

                        UNI-MARTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                THREE QUARTERS ENDED
                                                               JULY 3,         JULY 4,
                                                                2003            2002
                                                            ------------    ------------
RECONCILIATION OF NET LOSS TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                                    $     (9,172)   $     (1,173)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES:
    Depreciation and amortization                                  3,368           3,534
    Discontinued operations-depreciation and amortization          2,434           2,665
    Loss on sale of capital assets and other                         386             389
    Discontinued operations-loss on sale                             720               0
    Change in accounting principle                                 5,547               0
    Change in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                        2,444             373
        Inventories                                                2,909          (1,114)
        Prepaid expenses and other                                   417           2,413
      Increase (decrease) in:
        Accounts payable and accrued expenses                     (9,269)         (1,861)
        Deferred income taxes and other liabilities                 (884)           (311)
                                                            ------------    ------------

     TOTAL ADJUSTMENTS TO NET LOSS                                 8,072           6,088
                                                            ------------    ------------

NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES                                                $     (1,100)   $      4,915
                                                            ============    ============


            See notes to condensed consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.    FINANCIAL STATEMENTS:

      The condensed consolidated balance sheet as of July 3, 2003, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three and nine months ended July 3, 2003 and July 4, 2002, respectively, have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at July 3, 2003 and the results of operations and cash flows for all periods presented have been made.

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

      During fiscal 2003, the Company increased its valuation allowance against the deferred tax asset because it has been determined that it is more likely than not that the Company will not be able to utilize the Net Operating Loss carryforwards ("NOL's"). The increase in the allowance has resulted in a 4.0% tax benefit in the first three quarters of fiscal 2003.

      In accordance with the Company's plans to pursue a divestiture strategy, the Company plans to sell or sublet assets of 130 stores. In the third quarter of fiscal 2003, the Company reclassified on its balance sheet assets totaling $40.6 million relating to these stores as property and equipment held for sale, and classified the income and expense of such stores as discontinued operations. The Company intends to continue to operate these stores pending successful negotiation of their sale or sub-lease. For the first nine months of fiscal 2003, the Company recorded a loss from discontinued operations of $2.9 million and recorded a loss on disposal of discontinued operations of $720,000, which includes a $600,000 loss relating to the future disposal of certain locations.

B.    FUTURE OPERATIONS:

      The Company continues to evaluate existing stores based on their historical contribution. The Company will consider closing or selling underperforming stores or investing in facility upgrades to enhance their performance. The Company retained financial advisors in fiscal year 2002, and entered into a new contractual arrangement with one of these financial advisors in January 2003, to evaluate operating strategies which include the potential divestiture of certain store locations and non-operating assets. As a result of its analysis with its financial advisor, the Company has intensified its divestiture strategy. The Company is currently working with its financial advisor and lenders to facilitate this divestiture program.

      Management believes that cash from operations, available credit facilities and asset sales will be sufficient to meet the Company's obligations for the foreseeable future. In the event that the Company is unable to consummate proposed asset sales, on acceptable terms, there is a risk that the Company may not be able to meet future cash obligations.


C.    INTANGIBLE AND OTHER ASSETS:

      Intangible and other assets consist of the following (in thousands):

                                   JULY 3,     SEPTEMBER 30,
                                    2003            2002
                                ------------   --------------

Goodwill                        $          0   $        8,874

Lease acquisition costs                  298              315

Noncompete agreements                    250              250

Other intangible assets                  250              197
                                ------------   --------------

                                         798            9,636

Less accumulated amortization            404            3,401
                                ------------   --------------

                                         394            6,235

Other assets                           1,132            1,100
                                ------------   --------------

                                $      1,526   $        7,335
                                ============   ==============

      Goodwill represents the excess of costs over the fair value of net assets acquired in business combinations. As discussed within this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies and Estimates," the Company completed an impairment analysis during the second quarter of fiscal 2003 in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, resulting in a write-off of goodwill in the amount of $5.8 million. Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms.

      The Company's adoption of SFAS No. 142 eliminates the requirement to amortize goodwill beginning in the first quarter of fiscal 2003 (see Note
      G). Goodwill amortization in the first three quarters of fiscal 2002 was $291,400, or $0.04 per share. The following table adjusts net earnings
      (loss) and net earnings (loss) per share for the adoption of SFAS No. 142 (in thousands, except per share data):

                                        THREE QUARTERS ENDED
                                       JULY 3,         JULY 4,
                                        2003            2002
                                    ------------    ------------

Reported net loss                   $     (9,172)   $     (1,173)
Add back:
  Goodwill amortization                        0             291
                                    ------------    ------------

Adjusted net loss                   $     (9,172)   $       (882)
                                    ============    ============

Net loss per share                  $      (1.28)   $      (0.17)
                                    ============    ============

Adjusted net loss per share         $      (1.28)   $      (0.13)
                                    ============    ============


D.    REVOLVING CREDIT AGREEMENT:

      On April 20, 2000, the Company executed a 3-year secured $10.0 million revolving credit agreement (the "Agreement") with $3.5 million available for letters of credit. Provisions of the Agreement require the maintenance of certain covenants relating to minimum tangible net worth, interest and fixed-charge coverage ratios, as measured on a quarterly basis. In addition, the Agreement places limitations on capital expenditures, additional debt and payment of dividends. In the second quarter of fiscal year 2001, the Agreement was amended to increase the total credit line to $13.0 million, with $3.5 million available for letters of credit, and to revise certain financial covenants. During the first quarter of fiscal year 2002, the Agreement was amended to extend the maturity date to April 20, 2004, to revise certain covenants and to provide an additional $2.0 million for borrowing on a seasonal basis for the months January through April. As of September 30, 2002, the Agreement was amended to revise covenants relating to fixed- charge coverage and interest coverage ratios for the fourth quarter of fiscal year 2002 and the first quarter of fiscal year 2003. Effective April 1, 2003, the Company amended the Agreement to extend the maturity date to December 31, 2004, extend the $2.0 million seasonal borrowing increase to April 30, 2004, and revise certain financial covenants. The Company was in compliance with these covenants as of July 3, 2003. Borrowings of $7.6 million and letters of credit of $3.5 million were outstanding under the Agreement at July 3, 2003. This facility bears interest at the Company's option based on a rate of either prime plus 1.0% or LIBOR plus 3.0%. The blended interest rate at July 3, 2003 was 4.63%. The Agreement is collateralized by substantially all of the Company's inventories, receivables, other personal property and selected real properties. At July 3, 2003, the net book value of these selected real properties that are pledged as collateral was $2.4 million.

E.    LONG-TERM DEBT:

                                                                JULY 3,       SEPTEMBER 30,
                                                                 2003             2002
                                                            --------------   --------------
                                                                    (In thousands)
Mortgage Loan. Principal and interest will be
  paid in 182 remaining monthly installments. At
  July 3, 2003, the coupon rate was 9.08% and the
  effective interest rate was 9.78%, net of unamortized
  fees of $1,084,618 ($1,204,119 in 2002)                   $       30,084   $       31,568

Mortgage Loan. Principal and interest will be
  paid in 203 remaining monthly installments. The
  loan bears interest at LIBOR plus 3.75%. At July 3,
  2003, the coupon rate was 5.07% and the
  effective interest rate was 5.53%, net of
  unamortized fees of $333,157 ($364,952 in 2002)                   19,894           20,423

Mortgage Loan. Principal and interest will be
  paid in 203 remaining monthly installments. At
  July 3, 2003, the coupon rate was 10.39% and the
  effective interest rate was 10.71%, net of unamortized
  fees of $107,170 ($114,683 in 2002)                                6,399            6,502

Mortgage Loans. Principal and interest are paid in
  monthly installments. The loans expire in 2009,
  2010, 2020 and 2021. Interest ranges from the
  prime rate to LIBOR plus 3.75%. At July 3, 2003,
  the blended coupon rate was 6.02% and the
  effective interest rate was 6.48%, net of
  unamortized fees of $139,329 ($144,626 in 2002)                    6,970            7,202

Revolving Credit Agreement. Interest is paid
  monthly. The blended interest rate at July 3, 2003
  was 4.63%. (See Note D)                                            7,635            5,867

Equipment Loans. Principal and interest will be
  paid in monthly installments. The loans expire
  in 2010 and 2011 and bear interest at LIBOR plus
  3.75%. At July 3, 2003, the blended coupon rate was
  5.07% and the effective interest rate was 5.67%, net of
  unamortized fees of $102,590 ($135,213 in 2002)                    7,767            8,506

Equipment Loan. Principal and interest will be
  paid in 82 remaining monthly installments. The loan
  expires in 2010. At July 3, 2003, the coupon rate was
  10.73% and the effective interest rate was 11.20%,
  net of unamortized fees of $10,156 ($13,776 in 2002)                 761              923
                                                            --------------   --------------
                                                                    79,510           80,991
Less current maturities                                             10,827            9,079
                                                            --------------   --------------
                                                            $       68,683   $       71,912
                                                            ==============   ==============

      The mortgage loans are collateralized by $65,630,000 of property, at net book value, and the equipment loans are collateralized by $4,303,900 of equipment, at net book value.

      Aggregate maturities of long-term debt (net of loan fee amortization) during the next five years are as follows (in thousands):

                September 30,
                     2003                 $  8,213
                     2004                    3,159
                     2005                    3,398
                     2006                    3,656
                     2007                    3,934
                Thereafter                  57,150
                                          --------
                                          $ 79,510
                                          ========


F.    RELATED PARTY TRANSACTIONS:

      Certain directors and officers of the Company are also directors, officers or controlling shareholders of other entities from which the Company leases its corporate headquarters and various store and other locations under agreements classified as operating leases. In addition, the Company leases store locations from entities controlled by, or from persons related to, certain directors and officers of the Company. Aggregate rentals in connection with all such leases for the three quarters ended July 3, 2003 and July 4, 2002 were $1,116,900 and $899,000, respectively.

      The Company charges an affiliate for general and administrative services provided. Such charges amounted to $8,400 and $8,400 in the three quarters ended July 3, 2003 and July 4, 2002, respectively.

      During the first three quarters of fiscal years 2003 and 2002, the Company made payments of $0 and $59,600, respectively, to a director of the Company for consulting fees and reimbursement of expenses.


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

      The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," effective October 1, 2002. SFAS No. 144 addressed the financial accounting and reporting for the impairment or disposal of long-lived assets. As a result of the adoption of SFAS No. 144, the Company recognized a $600,000 loss on disposal of certain locations in the third quarter of fiscal 2003. See "Footnote A of Notes to Condensed Consolidated Financial Statements."

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

                                                  Quarter Ended                Three Quarters Ended
                                              July 3,         July 4,         July 3,         July 4,
                                               2003            2002            2003            2002
                                           ------------    ------------    ------------    ------------
Net loss, as reported                      $       (927)   $       (145)   $     (9,172)   $     (1,173)
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects             (7)            (40)             (9)            (67)
                                           ------------    ------------    ------------    ------------
Pro forma net loss                         $       (934)   $       (185)   $     (9,181)   $     (1,240)
                                           ============    ============    ============    ============
Basic and diluted net loss per share
  as reported                              $      (0.13)   $      (0.02)   $      (1.28)   $      (0.17)
Pro forma basic and diluted net loss
  per share                                $      (0.13)   $      (0.03)   $      (1.28)   $      (0.18)

      In November 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." Issue 02-16 provides guidance on when to classify consideration received from a vendor as a reduction of the price of the vendor's products, a reimbursement of costs incurred or as revenue. In addition, Issue 02-16 provides guidance on when to recognize rebates or refunds of a specified amount of cash consideration from a vendor that are based on the achievement of a specified cumulative level of purchases or are based on the customer purchasing from the vendor for a specified period of time. The guidance in Issue 02-16 has been adopted by the Company and there was no impact on the Company's consolidated financial position or results of operations as a result of the guidance in 02-16.

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

      The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Based on management's assessment as of the date of this report, the Company does not have any interests in variable interest entities as defined in FIN 46 that would require disclosure in the consolidated financial statements as of July 3, 2003.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation ("FIN") No. 45, and amends certain other existing pronouncements. FAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of "when-issued" securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement will have no impact on the Company's financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no financial instruments which meet these requirements.

H.   COMMITMENTS AND CONTINGENCIES:

      (1) Leases -- The Company leases its corporate headquarters, 126 of its store locations, certain equipment, offices, and maintenance and storage facilities. Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at July 3, 2003 are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses.

                             Capital        Operating       Rental
                              Leases          Leases        Income
                           ------------   ------------   ------------
                                         (In thousands)

Three months ending
  September 30, 2003       $         37   $      1,541   $        195
Fiscal Year 2004                    140          5,815            622
Fiscal Year 2005                     31          4,544            495
Fiscal Year 2006                     31          3,295            322
Fiscal Year 2007                     31          3,091            244
Thereafter                           21          8,037            381
                           ------------   ------------   ------------

Total future minimum
  lease payments                    291   $     26,323   $      2,259
                                          ============   ============
Less amount representing
  interest                           48
                           ------------
Present value of future
  payments                          243

Less current maturities             102
                           ------------

                           $        141
                           ============

      (2) Litigation -- The Company is involved in litigation and other legal matters which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


I.    CHANGES IN SECURITIES:

      During the first three quarters of fiscal 2003, the Uni-Marts, Inc. Retirement Savings and Incentive Plan purchased 24,323 shares of the Company's treasury stock for $128,045 to fund its 401(k) retirement plan, resulting in a decline of additional paid-in capital of $99,525. The Company issued 31,000 shares of common stock to its non-employee directors, as part of their annual retainer, and 1,524 shares of common stock to the Company's employee stock purchase plan. The issuance of these shares resulted in an increase of $38,780 to additional paid-in capital. The net effect of these transactions in the first three quarters of fiscal 2003 was a decrease to additional paid-in capital of $60,745.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     OPERATING DATA (RETAIL LOCATIONS ONLY)

Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:

                                                        QUARTER ENDED                  THREE QUARTERS ENDED
                                                   JULY 3,          JULY 4,          JULY 3,          JULY 4,
                                                    2003             2002             2003             2002
                                                ------------     ------------     ------------     ------------
Revenues:
  Merchandise sales                                     48.1%            52.4%            48.6%            54.8%
  Gasoline sales                                        51.4             47.0             50.9             44.6
  Other income                                           0.5              0.6              0.5              0.6
                                                ------------     ------------     ------------     ------------
     Total revenues                                    100.0            100.0            100.0            100.0

Cost of sales                                           81.3             79.0             80.5             77.6
                                                ------------     ------------     ------------     ------------

Gross profit:
  Merchandise (as a percentage of
    merchandise sales)                                  30.0             30.7             30.3             31.2
  Gasoline (as a percentage of
    gasoline sales)                                      7.4              9.2              8.4             10.5
Total gross profit                                      18.7             21.0             19.5             22.4

Costs and expenses:
  Selling                                               13.3             14.4             14.1             15.7
  General and administrative                             2.4              3.1              2.6              3.2
  Depreciation and amortization                          1.5              1.7              1.6              1.9
  Interest                                               1.1              1.3              1.2              1.5
                                                ------------     ------------     ------------     ------------
     Total expenses                                     18.3             20.5             19.5             22.3

Earnings (loss) from continuing operations
  before income taxes and change in
  accounting principle                                   0.4              0.5             (0.0)             0.1
Income tax provision                                     0.1              0.2              0.0              0.0
                                                ------------     ------------     ------------     ------------

Earnings (loss) from continuing operations
  before change in accounting principle                  0.3              0.3             (0.0)             0.1
                                                ------------     ------------     ------------     ------------
Discontinued operations:
  Loss from discontinued operations                     (0.9)            (0.7)            (1.3)            (1.1)
  Loss on disposal of discontinued operations           (0.6)             0.0             (0.3)             0.0
  Income tax benefit                                     0.0             (0.2)            (0.1)            (0.4)
                                                ------------     ------------     ------------     ------------
Loss on discontinued operations                         (1.5)            (0.5)            (1.5)            (0.7)

Cumulative effect of change in
  accounting principle, net of income tax
  benefit                                                0.0              0.0             (2.6)             0.0
                                                ------------     ------------     ------------     ------------

Net loss                                                (1.2)%           (0.2)%           (4.1)%           (0.6)%
                                                ============     ============     ============     ============

RESULTS OF OPERATIONS:

RISKS THAT COULD AFFECT FUTURE RESULTS

A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q that are not historical or current facts, including statements regarding the Company's plans and strategies or future financial performance, deal with potential future circumstances and developments. These forward-looking statements frequently can be identified by the use of terminology such as "believes," "expects," "may," "will," "should" or "anticipates" (or the negative or other variations thereof) or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to other factors described elsewhere in this report, the Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation, general economic, business and market conditions; environmental, tax and tobacco legislation or regulation; volatility of gasoline prices, margins and supplies; competition and ability to maintain merchandising margins; the ability to successfully consummate the Company's divestiture program; the sufficiency of cash balances, cash from operations and cash from asset sales to meet future cash obligations; volume of customer traffic; weather conditions; labor costs; and the level of capital expenditures.


OVERVIEW

In the last twelve months, the Company continued its store evaluation and strategic initiative program. During that period, three convenience stores and one Choice Cigarette Discount Outlet ("Choice") were closed, and three convenience stores, one Choice and two non-operating locations were sold. The Company opened two Choice stores during this period.

From April 2002 until December 2002, the Company had retained financial advisors to assist in the exploration and evaluation of all of its strategic alternatives to enhance stockholder value. As a result of its analysis with its financial advisors, the Company has intensified its divestiture strategy for certain underperforming store locations and non-operating assets. In January 2003, the Company entered into a new financial advisory agreement with one of these financial advisors to assist in negotiations with the Company's debt holders to permit the Company's ongoing divestiture plan. If the disposition of assets is successful and is in excess of certain amounts, the Company's executive officers will be eligible to receive bonuses pursuant to a Transaction Success Bonus Plan adopted by the Company. The aggregate amount of such bonuses will be based upon the total consideration received for such assets. If the Company is unsuccessful in consummating proposed asset sales, the Company could encounter liquidity problems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

QUARTERS ENDED JULY 3, 2003 AND JULY 4, 2002

At July 3, 2003, the Company operated 294 stores, which were comprised of 227 Uni-Mart convenience stores and 67 Choice stores. Of these locations, three were franchised and 238 offered self-service gasoline. The Company sold one non-operating location in the third fiscal quarter. The Company had six fewer convenience stores and one less Choice store in operation in the third fiscal quarter ended July 3, 2003 compared to the third fiscal quarter ended July 4, 2002.

In the third quarter ended July 3, 2003, the Company reclassified on its balance sheet $40.6 million in assets relating to 130 stores that the Company plans to sell or sublet, as assets of discontinued operations, and classified the income and expense of such stores as discontinued operations. Although these stores are now classified as discontinued operations, the Company intends to continue to operate these stores pending successful negotiation of their sale or sub-lease.

For the third quarter of fiscal 2003, ended July 3, 2003, total revenues from continuing operations were $75.3 million, an increase of $6.4 million, or 9.3%, compared to total revenues of $68.9 million for the third quarter of fiscal 2002. The increase in revenues is principally due to a $6.3 million, or 19.5%, increase in gasoline sales to $38.7 million compared to gasoline sales of $32.4 million in the third quarter of fiscal 2002. This increase is primarily the result of a 27.3 cent per gallon increase in the average retail price per gallon of petroleum sold at the Company's locations when compared to the third quarter of fiscal 2002, offset by a 1.6 million, or 5.1%, decline in the total number of gasoline gallons sold. The 27.3 cent per gallon price increase includes a 25.9 cent per gallon gasoline tax for the Company's Pennsylvania stores in June 2003 as a result of the Company's change in its payment method for gasoline taxes. Prior to June 2003, the Company did not include gasoline taxes either in its revenues or its cost of sales. The Company had the ability to defer payment of such taxes until the due date established by the Pennsylvania Department of Revenue based on sales gallons. This deferral of taxes was permitted because the Company had posted a liquid fuels tax bond with the Pennsylvania Department of Revenue. In June 2003, the bond expired and the Company began paying gasoline taxes at the time payment for the gasoline is due. Accordingly, since June 2003, the Company has included gasoline taxes in its revenues and its cost of sales. This change has no effect on gross profits. Although the Company will pay the taxes sooner, the Company will no longer incur the $103,000 cost of the liquid fuels tax bond. Merchandise sales increased by $149,000, or 0.4%, to $36.2 million, compared to merchandise sales of $36.1 million in the third quarter of fiscal 2002. Other income declined by $70,000 to $341,000 for the current fiscal quarter. Merchandise sales from continuing operations at comparable stores increased by 0.4%, while gasoline gallons sold from continuing operations at comparable stores declined by 1.1% in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002.

Gross profits on merchandise sales were $10.9 million, a decline of $225,000, or 2.0%, compared to merchandise gross profits of $11.1 million in the third quarter of fiscal 2002. A 0.7% decline in the merchandise gross margin rate, in addition to fewer stores in operation in the current fiscal quarter, contributed to the decline in merchandise gross margins for the third quarter of fiscal 2003.

Gross profits on gasoline sales declined by $100,000, or 3.3%, to $2.9 million in the third quarter of fiscal 2003 compared to gasoline gross profits of $3.0 million in the third quarter of fiscal 2002. Gasoline gross profits per gallon sold increased by 1.9%, while total gallons sold declined by 5.1% in the current fiscal quarter. Fewer stores in operation as well as the effects of poor weather conditions in the current fiscal quarter compared to the same quarter of fiscal 2002, contributed to the decline in gasoline gallon sales.

Selling expenses increased by 0.5% to $10.0 million, as higher maintenance costs were offset by fewer stores in operation for the third quarter of fiscal 2003. General and administrative expense declined by $335,000, or 15.8%, to $1.8 million due to a reduction in the number of employees and a decline in miscellaneous expenses in the current fiscal quarter. Depreciation and amortization expense declined by $25,000, or 2.1%, to $1.1 million as the result of the adoption of SFAS 142, lower levels of capital expenditures and fewer stores in operation in the current fiscal quarter. Interest expense declined by 10.0% to $824,000 for the third quarter of fiscal 2003, due to lower borrowing rates and levels in the third fiscal quarter of 2003, in comparison to the third fiscal quarter of 2002.

For the third quarter of fiscal 2003, net earnings from continuing operations, before income taxes and change in accounting principle, were $311,000, compared to net earnings from continuing operations, before income taxes and change in accounting principle, of $303,000 in the third quarter of fiscal 2002. The Company recorded a provision for income taxes of $60,000, compared to an income tax provision of $104,000 in the third quarter of fiscal 2002. The Company reported net earnings from continuing operations before the change in accounting principle of $251,000, or $0.03 per share, for the third quarter of fiscal 2003, compared to net earnings from continuing operations before the change in accounting principle of $199,000, or $0.03 per share, for the prior year's third fiscal quarter.

The loss from discontinued operations was $685,000 compared to a loss of $503,000 in the third quarter of fiscal 2002. The increase in loss from discontinued operations was the result of lower gross profits on merchandise and gasoline sales, offset by lower depreciation and amortization and interest expenses. In the third quarter of fiscal 2003, a loss on disposal of discontinued operations was recorded for $472,000, which includes a provision for loss on disposal of $600,000 relating to the future disposals of 23 locations anticipated to be sold in the fourth quarter of fiscal 2003, offset by a gain on the sale of one non-operating location in the third fiscal quarter. The Company had no provision in the third quarter of fiscal 2002 for the loss on disposal of discontinued operations. In the third quarter of fiscal 2003, the Company recorded a tax provision of $21,000, compared to a tax benefit of $159,000 for the comparable period of fiscal 2002. The net loss on discontinued operations for the third fiscal quarter of 2003 was $1.2 million, or $0.16 per share, compared to a net loss on discontinued operations of $344,000, or $0.05 per share, in the third quarter of fiscal 2002.

During fiscal 2003, the Company increased its valuation allowance against the deferred tax asset because it was determined that it is more likely than not that the Company will not be able to fully utilize the NOL's. This increase in the reserve has resulted in a 9.6% tax provision in comparison to a 28.0% tax benefit in the third quarter of fiscal 2002.

Total net losses for the quarter ended July 3, 2003 were $927,000, or $0.13 per share, compared to total net losses of $145,000, or $0.02 per share, for the third quarter of fiscal 2002.


THREE QUARTERS ENDED JULY 3, 2003 AND JULY 4, 2002

Total revenues from continuing operations for the first three quarters of fiscal 2003 were $214.6 million, an increase of $24.6 million, or 13.0%, compared to total revenues of $190.0 million for the three quarters ended July 4, 2002. Revenues increased due principally to a $24.6 million, or 29.0%, increase in gasoline sales for the current reporting period to $109.2 million, compared to $84.7 million for the first nine months of fiscal 2002. The increase in gasoline sales was due to a 28.8 cent per gallon increase in the average retail price per gallon of petroleum sold in the current reporting period, as the result of higher retail petroleum prices in the first nine months of fiscal 2003. For the first nine months of fiscal 2003, merchandise sales increased slightly to $104.3 million, compared to merchandise sales of $104.1 million in the first nine months of fiscal 2002. At comparable stores, merchandise sales from continuing operations increased by 0.6% and gasoline gallons sold at comparable stores increased by 1.2% from the first nine months of fiscal 2002. Other income declined by $117,000, or 9.7%, to $1.1 million for the current nine-month period.

Gross profits on merchandise sales were $31.6 million, a 2.7% decline compared to merchandise gross profits of $32.5 million for the first nine months of fiscal 2002. A slight increase in merchandise sales levels was offset by a 0.9% decline in the merchandise gross margin rate for the first three quarters of fiscal 2003.

Gross profits on gasoline sales for the first three quarters of fiscal 2003 increased by 2.8% to $9.1 million compared to gasoline gross profit margins of $8.9 million reported in the first three quarters of fiscal 2002. The increase was due to a 2.5% increase in the gross margin rate per gallon sold and a 0.3% increase in gasoline gallons sold in the first nine months of fiscal 2003.

Selling expenses increased by 1.3% to $30.2 million due to increases in credit card fees resulting from higher retail petroleum prices and higher levels of store maintenance. General and administrative expense declined by 8.0% to $5.7 million for the first nine months of fiscal 2003 due to fewer employees, offset by increased legal and professional fees. Depreciation and amortization expense for the first nine months of fiscal 2003 declined by 4.7% to $3.4 million due to the adoption of SFAS No. 142, lower levels of capital expenditures and fewer stores in operation. Interest expense declined by 5.0% to $2.6 million for the first nine months of fiscal 2003 compared to $2.8 million for the first nine months of fiscal 2002 due to lower interest rates and borrowing levels.

For the first nine months of fiscal 2003, net losses from continuing operations, before income taxes and change in accounting principle, were $117,000, compared to net earnings from continuing operations, before income taxes and change in accounting principle, of $234,000 for the first nine months of fiscal 2002. The Company recorded a provision for income taxes of $41,000, compared to an income tax provision of $79,000 for the first nine months of fiscal 2002. Net losses from continuing operations before a change in accounting principle were $158,000, or $0.02 per share, compared to net earnings from continuing operations before the change in accounting principle of $155,000, or $0.02 per share, for the first nine months of fiscal 2002.

The Company reported a loss from discontinued operations of $2.9 million for the first nine months of fiscal 2003, compared to a net loss from discontinued operations of $2.0 million in the first nine months of fiscal 2002. The increase in loss from discontinued operations was primarily the result of lower merchandise and gasoline gross profits, increased credit card fees resulting from higher petroleum prices and higher levels of store maintenance, offset by reductions in depreciation and amortization and interest expenses. In the three quarters ended July 3, 2003, the loss on disposal of discontinued operations was $720,000 in comparison to no loss in the comparable period of fiscal year 2002. The Company recorded an income tax benefit of $110,000 for the loss on discontinued operations for the first nine months of fiscal year 2003, compared to an income tax benefit of $684,000 for the same period of fiscal year 2002. Net losses on discontinued operations for the nine months ended July 3, 2003 was $3.5 million, or $0.48 per share, compared to a net loss of $1.3 million, or $0.19 per share, for the first nine months of fiscal 2002.

The loss from change in accounting principle for the first nine-months of fiscal 2003 was a one-time, non-cash charge of $5.5 million, or $0.78 per share, due to the adoption of SFAS 142 and the write-off of the Company's goodwill.

During fiscal 2003, the Company increased its valuation allowance against the deferred tax asset because it was determined that it is more likely than not that the Company will not be able to fully utilize the NOL's. This increase in the reserve has resulted in a 4.0% tax benefit in comparison to a 34.0% tax benefit in the first three quarters of fiscal 2002.

Total net losses for the three quarters ended July 3, 2003 were $9.2 million, or $1.28 per share, compared to total net losses of $1.2 million, or $0.17 per share, for the three quarters ended July 4, 2002.


LIQUIDITY AND CAPITAL RESOURCES:

Most of the Company's sales are for cash and its inventory turns over rapidly. As a result, the Company's daily operations generally do not require large amounts of working capital. From time to time, the Company utilizes portions of its cash to construct new stores and renovate existing locations.

As of April 1, 2003, the Company amended its revolving credit agreement (the "Agreement") to extend the maturity date to December 31, 2004 and revise covenants relating to interest and fixed- charge coverage ratios. At July 3, 2003, $3.8 million was available for borrowing under this Agreement. See Footnote D to the Consolidated Financial Statements included in this report for additional information regarding the Agreement. In addition, the Company's liquid fuels tax bond expired in the third fiscal quarter of 2003. Due to the expiration of the bond, the Company will pay the liquid fuels tax on purchases (presently 25.9 cents per gallon) directly to the vendors within its normal payment terms. The Company intends to utilize its amended working capital credit facility to mitigate the cash flow impact of the liquid fuels tax bond expiration, resulting in increased borrowings of approximately $2.1 million on average throughout the year.

Capital requirements for debt service and capital leases for the balance of fiscal year 2003 are approximately $8.2 million, which includes $7.6 million in revolving credit that has been classified as current. The Company anticipates capital expenditures in the remainder of fiscal year 2003 of $500,000, funded by cash flows from operations. These capital expenditures include normal replacement of store equipment and gasoline-dispensing equipment and upgrading of the Company's in-store and corporate data processing systems.

Operating lease commitments for the remainder of fiscal year 2003 are approximately $1.5 million. These commitments for fiscal years 2004, 2005, 2006 and 2007 are approximately $5.8 million, $4.5 million, $3.3 million, and $3.1 million, respectively.

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

During the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") Nos. 142 and 144. SFAS No. 142 requires that assets with indefinite lives not be amortized but tested annually for impairment and provides specific guidance for such testing. SFAS No. 144 provides additional guidance for impairment testing and determination of when an asset is considered to be for sale. The Company completed its impairment test during the second quarter of fiscal 2003 and the adoption of SFAS No. 142 resulted in the write-off of goodwill in the amount of $5,857,000. Furthermore, in accordance with the adoption of SFAS No. 144, the Company reclassified as assets of discontinued operations $40.6 million in assets relating to 130 stores that the Company plans to sell or sublet, and classified the income and expense of such stores as discontinued operations. In addition, the Company recognized a $600,000 loss relating to the future disposal of certain locations that were expected to be sold in the fourth quarter of 2003. Negotiations for the sale of 18 locations, which were expected to take place in the fourth fiscal quarter, were terminated. The Company cannot be certain that sales of assets will occur at the time or for the values that the Company estimates.

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

To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, mortgage loans and equipment loans at July 3, 2003.

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

                             FISCAL YEAR OF MATURITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                         TOTAL      FAIR
                                                                                                        DUE AT    VALUE AT
                                     2003       2004       2005       2006       2007     THEREAFTER   MATURITY    7/3/03
                                   -------    -------    -------    -------    -------    ----------   --------   --------

Interest-rate sensitive assets:

  Noninterest-bearing
    checking accounts              $ 2,182    $     0    $     0    $     0    $     0    $       0    $ 2,182    $ 2,182

  Interest-bearing
    checking accounts              $ 1,587    $     0    $     0    $     0    $     0    $       0    $ 1,587    $ 1,587
  Average interest rate               1.15%                                                              1.15%        --
                                   -------    -------    -------    -------    -------    ---------    -------    -------
     Total                         $ 3,769    $     0    $     0    $     0    $     0    $       0    $ 3,769    $ 3,769
     Total average interest rate      0.48%                                                               0.48%        --

Interest-rate sensitive
  liabilities:
  Variable-rate borrowings         $ 8,008    $ 1,945    $ 2,051    $ 2,164    $ 2,282    $  24,230    $40,680    $40,680
  Average interest rate               4.98%      5.07%      5.07%      5.07%      5.07%        5.07%      5.05%        --

  Fixed-rate borrowings            $   205    $ 1,214    $ 1,347    $ 1,492    $ 1,652    $  32,920    $38,830    $42,013
  Average interest rate               9.34%      9.34%      9.34%      9.34%      9.34%        9.35%      9.34%        --
                                   -------    -------    -------    -------    -------    ---------    -------    -------
     Total                         $ 8,213    $ 3,159    $ 3,398    $ 3,656    $ 3,934    $  57,150    $79,510    $82,693
     Total average interest rate      5.09%      7.38%      7.41%      7.45%      7.49%        7.53%      7.40%        --

ITEM 4 - CONTROLS AND PROCEDURES

CEO AND CFO CERTIFICATIONS. Appearing as Exhibits 31.1 and Exhibit 31.2 of this Quarterly Report are two certifications, one by each of our Chief Executive Officer and our Chief Financial Officer (the "Section 302 Certifications"). This
Item 4 of our Quarterly Report contains information concerning the evaluation of the Company's disclosure controls and procedures and matters regarding our internal controls that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

EVALUATION OF OUR DISCLOSURE CONTROLS AND PROCEDURES. The Securities and Exchange Commission (the "SEC") requires that as of the end of the quarter covered by this Report, the CEO and the CFO must evaluate the effectiveness of the design and operation of our disclosure controls and procedures and report on the effectiveness of the design and operation of our disclosure controls and procedures.

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

EVALUATION OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING. The SEC also requires that the CEO and CFO certify certain matters regarding our internal control over financial reporting.

"Internal control over financial reporting" means the process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Among the matters our CEO and CFO must certify in the Section 302 Certifications are whether all "significant deficiencies" or "material weakness" in the design or operation of our internal control over financial reporting that are likely to adversely affect our ability to record, process, summarize and report financial information have been disclosed to our auditors and the Audit Committee of our Board of Directors. "Significant deficiencies" has the same meaning as the term "reportable conditions" in auditing literature. Both terms represent deficiencies in the design or operation of internal control over financial reporting that could adversely affect a company's ability to record, process, summarize and report financial data consistent with the assertions of management in a company's financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the design or operation of one or more internal control over financial reporting components does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. A "material weakness" constitutes a greater deficiency than a "significant deficiency, but an aggregation of significant deficiencies may constitute a material weakness in a company's internal control over financial reporting.

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

CEO/CFO CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES. As required by Rule 13a-15(b), the Company's management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to provide reasonable assurance that the disclosure controls and procedures will meet their objectives.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. As required by Rule 13a-15(d), the Company's management, including the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

11       Statement regarding computation of per share loss.

31.1     Certification of the Chairman and Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1     Certification of the Chairman and Chief Executive Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)   REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K on April 28, 2003, announcing its financial results for the fiscal 2003 second quarter, ended April 3, 2003.

      The Company filed a report on Form 8-K on June 3, 2003, announcing the execution of a letter of intent for the sale of the Company to HFL Corporation.

      The Company filed a report on Form 8-K on June 19, 2003, announcing the termination of the letter of intent with HFL Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Uni-Marts, Inc.
                                                   (Registrant)


                                          ------------------------------


Date August 15, 2003                          /S/ HENRY D. SAHAKIAN
     ---------------                      ------------------------------
                                          Henry D. Sahakian
                                          Chairman of the Board
                                          (Principal Executive Officer)



Date August 15, 2003                          /S/ N. GREGORY PETRICK
     ---------------                      ------------------------------
                                          N. Gregory Petrick
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)
                                          (Principal Financial Officer)

                        UNI-MARTS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX



NUMBER                DESCRIPTION
------                -----------

11         Statement regarding computation of per share loss.

31.1       Certification of the Chairman and Chief Executive Officer pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1       Certification of the Chairman and Chief Executive Officer pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.