Form 10-K
period 2003-09-30
UNI MARTS INC
filed 2003-12-22
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $8,264,219.

     7,196,273 shares of Common Stock were outstanding at December 5, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement of the registrant for the registrant's 2004 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of September 30, 2003, are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1    Business....................................................    3
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........    9

                                  PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Consolidated Financial Data........................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   25
Item 8.   Consolidated Financial Statements and Supplementary Data....   26
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   48
Item 9A.  Controls and Procedures.....................................   48

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   50
Item 11.  Executive Compensation......................................   50
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   50
Item 13.  Certain Relationships and Related Transactions..............   50
Item 14.  Principal Accountant Fees and Services......................   50

                                  PART IV
Item 15.  Exhibits, Financial Statements and Reports on Form 8-K......   51
Signatures............................................................   55
Exhibit Index.........................................................   57

                                     PART I

ITEM 1.  BUSINESS.

COMPANY OVERVIEW

     Uni-Marts, Inc. (the "Company" or "Uni-Marts") is an independent operator of convenience stores and discount tobacco stores. All references in this report to the Company include its consolidated subsidiaries. At September 30, 2003, the Company operated 292 convenience stores and Choice Cigarette Discount Outlets ("Choice") in Pennsylvania, New York, Delaware, Maryland and Virginia, of which 237 stores sold gasoline. See "Business -- Merchandising and Marketing." Most of the stores are located in small towns and rural locations. The Company grew primarily through acquisitions with some new store construction. Many of the acquired stores are located in urban and suburban areas and are generally leased on a long-term basis.

     The Company currently purchases gasoline: (a) from BPAmoco, Exxon, Mobil and Texaco for 75 locations; and (b) from other independent suppliers for 161 locations. Gasoline is sold at one additional location on a commission basis.

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

THE CONVENIENCE STORE INDUSTRY

     The convenience store industry is a retail, service-oriented industry. It is distinguished from other retail businesses by its emphasis on location and convenience and a commitment to customers who need to purchase items quickly during extended hours. Convenience stores feature a wide variety of items, including prepared and self-service fast foods, dairy products, tobacco products, beverages, groceries, and health and beauty aids. In addition, many of the stores sell gasoline on a self-service basis. The stores are generally designed with customer parking and quick checkout procedures to maximize convenience, as well as to encourage impulse buying of high margin items.

     The convenience store industry is highly competitive. Currently, many external forces are exerting pressure on convenience store retailers such as volatile fuel prices, margin pressures on gasoline and tobacco sales, and increasing competition. As a result of these forces, there has been substantial consolidation and an inordinate number of bankruptcy proceedings in the convenience store industry. The Company, like many other retailers, is facing intense competitive pressures and liquidity issues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Convenience stores compete not only with other convenience stores, but also gasoline stations, supermarkets, drug stores, discount stores and fast food operations. To compete for a broader customer base, convenience stores are increasing the variety and quality of their food service products, expanding specialty product lines, adding new services and improving store layouts to attract new customers. Convenience store operators are also continuing to focus on the improvement of gasoline dispensing facilities and increased customer services. In addition, many convenience store operators are remodeling existing sites and opening new locations.

STRATEGY

     In fiscal year 2003, the Company continued to evaluate its strategies to enhance its operating performance. The Company's key strategies include the following:

     Emphasis on Merchandising and Marketing. The Company has attempted to improve its category management capabilities to deliver appealing, high-quality, reasonably-priced packaged products. Food service products are being developed to lower employee involvement in preparation, ease customer efforts in selection and reduce transaction time.

     Upgrade Business Process Efficiency. The Company is in the process of updating its business systems and technology as part of an effort to streamline key business processes. In fiscal year 2004, the Company plans to complete the first phase of its back office computer system to allow more effective and efficient store management and provide greater flexibility to respond quickly to marketplace changes. In addition, the Company is currently implementing an enhanced financial reporting system for improved efficiencies and synergies in the Company's financial reporting.

     Ongoing Evaluation of Store Locations. The Company continues to evaluate existing stores based on their historical contribution. The Company will consider closing underperforming stores or investing in facility upgrades to enhance their performance. The Company retained financial advisors in fiscal year 2002, and entered into a new contractual arrangement with one of these financial advisors in January 2003, to evaluate operating strategies which include the divestiture of certain stores and non-operating assets. As part of the Company's plans to divest certain stores, in fiscal year 2003 the Company reclassified the assets of 130 stores on its balance sheet as discontinued operations and reclassified the related debt as current maturities. At September 30, 2003, the Company had 128 remaining stores classified as discontinued operations. Also during fiscal year 2003, the Company completed negotiations with its lenders and entered into several Master Property Disposition Agreements, discussed more fully in Footnote F to the Consolidated Financial Statements, which will facilitate its divestiture plan. Under these agreements, the lenders will permit release of their security interests in certain real property and equipment, accept reduced prepayment or yield maintenance penalties, and forbear certain covenant requirements.

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

     Convenience Store Merchandise Sales. The Company's convenience stores offer dry grocery items, health and beauty aids, newspapers and magazines, novelty items, dairy products, candy, frozen foods, beverages, tobacco products, fountain drinks and freshly-ground coffee and cappuccino products. Many stores also offer a variety of prepared and self-service fast foods, including freshly made sandwiches, roller grill items, pizzas, and thaw and serve baked goods. In recent years, the Company has added new merchandise products such as prepared foods and proprietary fast foods, as well as expanded its line of novelty and specialty store items, as part of an effort to increase sales volume and customer traffic. In addition, the Company continues to offer a number of customer services, such as ATMs, prepaid cellular telephones and telephone cards and lottery ticket and money order sales, all of which are designed to increase customer traffic.

     Convenience Store Gasoline Sales. Convenience store operations are enhanced by self-service gasoline facilities, which the Company plans to include in as many new locations as possible. Sales of gasoline products at the Company's stores are affected by wholesale and retail price volatility, competition and marketing decisions. At September 30, 2003, the Company had 237 locations offering gasoline, with 140 of these locations also offering kerosene and 19 offering diesel fuel.

     The Company offers BPAmoco gasoline at 34 locations, Exxon gasoline at 24 locations, Mobil gasoline at 9 locations, Texaco gasoline at 8 locations, Citgo gasoline at one location, Sunoco gasoline at one location and Uni-Mart branded gasoline at 159 locations. One additional location sells branded gasoline on a commission basis.

     Choice Cigarette Discount Outlets. During fiscal year 2003, the Company sold one discount tobacco store operating under the name of Choice Cigarette Discount Outlets. At September 30, 2003, the Company operated 67 Choice stores, with 50 of these locations offering gasoline. The Company currently has no plans to convert convenience store locations to Choice Cigarette Discount Outlets.

COMPANY OPERATIONS

     Store Management. Each Company-operated store is managed by a store manager. All Company stores are divided into groups of approximately nine stores by geographic area. Each group is managed by a store supervisor. A regional manager is responsible for a number of groups and their group supervisors. The regional managers report directly to the Executive Vice President of Operations. Managers, supervisors and regional managers are compensated in part through incentive programs which provide for quarterly bonuses based primarily on the achievement of specific financial targets. The number of full-time and part-time employees per store depends on the sales volume of the store and its hours of operation.

     Franchises. At September 30, 2003, the Company had three franchise stores which operate under various franchise agreements. Under all franchise agreements, the franchisee pays a royalty, which varies depending upon the agreement and whether the Company or the franchisee owns the convenience food-store equipment. The royalty is based on the store's merchandise sales volume.

     As part of its services to two franchise locations, the Company provides accounting services, merchandising and advertising assistance, store layout and design guidance, supplier and product selection and ongoing operational assistance. These franchisees are required to use the same internal control systems that the Company uses for the stores it operates. The Company does not provide these services for one franchise location. The Company has periodically closed franchised stores and does not intend to grant new or extend its franchise agreements and plans to sell its existing franchises back to the current operator where possible.

     Dealers. At September 30, 2003, the Company supplied gasoline to 17 dealers. Sales at these locations represented approximately 4% of the Company's gasoline volume in fiscal years 2003 and 2002.

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

DISTRIBUTION AND SUPPLY

     All stores are scheduled to be serviced at least weekly by vendors. The Company does not distribute products to its stores itself. The Company utilizes a single wholesale distributor for most in-store merchandise, pursuant to a three-year supply agreement that expires in April 2005. The Company believes that it could replace this distributor with one or more other distributors. Certain products, such as bakery items, dairy products, snacks, soft drinks, magazines and perishable products, are distributed by wholesale route salespeople. As part of the sale of its dairy operation in 1994, the Company entered into a 10-year supply agreement that expires in March 2004 with the purchaser which provides for the Company's purchase of dairy products sold at most of its Pennsylvania stores. The Company is currently negotiating a new five-year supply agreement with similar pricing and payment terms. In fiscal year 1998, the Company entered into 10-year gasoline supply agreements with Exxon and Mobil for stores that sell approximately 26% of the Company's gasoline volume. As part of the purchase of the OSSI stores, in fiscal year 2000 the Company entered into agreements with Amoco and Texaco with terms expiring in years 2008 and 2006, respectively. Sales at these branded locations represented approximately 25% of the Company's gasoline volume in fiscal year 2003. Gasoline is purchased for the remaining stores from various suppliers based on price and availability. Should a gasoline shortage occur, the Company's sales of gasoline could be adversely affected.

MANAGEMENT CONTROLS AND INFORMATION SYSTEMS

     In fiscal year 2000 the Company initiated a multi-year program to improve the efficiency of its operational process and management controls through a program of process reengineering and investment in information systems. These systems are designed to improve the timeliness and accuracy of management information, reduce paperwork and enhance pricing, inventory and cash controls. At September 30, 2003, the Company had installed this back office system in 225 stores. The Company has budgeted $600,000 in fiscal year 2004 to install the back office system in the remaining stores. The Company utilizes its current computer systems for inventory and accounting control, financial record-keeping and management reporting, allowing management to monitor and evaluate store operations. The Company's computer systems also are programmed to identify variances from budgeted amounts by store on a monthly and year-to-date basis. In addition, profit and loss statements by store compare the current year's results for the month and year-to-date to the previous year's results.

     Store managers are responsible for placing orders for grocery, tobacco, frozen food and non-food items directly into the central computer system of the Company's wholesale supplier. Order and receiving reports are reviewed by store supervisors. Invoices are reviewed and compared to receiving reports by the Company's accounting personnel and are paid centrally.

COMPETITION

     The convenience store industry is highly competitive. It is characterized by a few large companies, some medium-sized companies and many small, independent companies. Several of the Company's competitors are substantially larger and have greater resources than the Company. The Company's primary competitors include national chains such as A-Plus and 7-Eleven and regional chains such as Sheetz, WaWa, Turkey Hill and Co/Go. The Company also competes with other convenience stores, small supermarkets, grocery stores and major and independent gasoline distributors. Competition for merchandise sales is based primarily on location, product selection, speed of service, quality and price.

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

     The Company has spent substantial amounts of money in prior years to upgrade its underground storage tanks to meet the applicable standards and requirements. In fiscal year 2004, the Company does not expect expenditures to maintain environmental compliance at its locations to have a material adverse effect on the Company's financial position, results of operations or cash flows. Management believes that the Company is currently in material compliance with all applicable federal and state environmental laws and regulations.

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

     A significant portion, approximately 47%, of the Company's merchandise sales is derived from the sale of cigarettes at its locations. If the government were to impose significant additional regulations or restrictions on the sale of tobacco products, it could have a material adverse effect on the Company.

     Management believes that the Company is currently in material compliance with all applicable federal and state laws and regulations.

TRADEMARKS

     The name "UNI-MART" and the Company's UNI-MART logo were registered with the U.S. Patent and Trademark Office as of May 13, 1997, and are owned by and licensed from Uni-Marts of America, Inc., a wholly-owned subsidiary of the Company.

EMPLOYEES

     As of September 30, 2003, the Company had approximately 2,450 employees, approximately 1,330 of whom were full-time. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES.

     The following table sets forth certain information with respect to administrative and storage facilities owned or leased by the Company as of September 30, 2003:

                          TYPE OF          LEASE         SQUARE
LOCATION                 OWNERSHIP      EXPIRATION       FOOTAGE     USE
--------                 ---------     -------------     -------     ---
State College, PA......   Leased       December 2010     26,500      Administrative offices
State College, PA......    Owned       N/A                5,400      Administrative offices
Oak Hall, PA...........   Leased       December 2004     19,400      Storage facility
Pittsburgh, PA.........   Leased       August 2009        2,700      Regional office and
                                                                     storage facility
Camp Hill, PA..........   Leased       November 2004      3,700      Regional office and
                                                                     storage facility
Wilkes-Barre, PA.......   Leased       April 2005        10,900      Regional office
Wilkes-Barre, PA.......   Leased       June 2006         16,000      Maintenance warehouse

     The Company's above-referenced leased administrative offices and storage facility in State College and Oak Hall, Pennsylvania, respectively, are leased from HFL Corporation. HFL Corporation is controlled by Henry D. Sahakian, the Company's Chairman of the Board and Chief Executive Officer, and his brother, Daniel D. Sahakian, a Director of the Company.

     Of the Company's 292 store locations, 168 are owned by the Company, 14 are leased from affiliated parties and 110 are leased from unaffiliated parties. Most leases are for initial terms of five to ten years with renewal terms of five years available at the Company's option. Under most leases, the Company is responsible for the payment of insurance, taxes and maintenance. If a renewal option is available and the property continues to be suited to the Company's needs, the Company will generally renew its leases prior to expiration. Where renewals are not available or the Company otherwise determines to change location, the Company is generally able to locate acceptable alternative facilities.

     Of the leased locations, one is subleased to a franchisee. The Company also owns a gasoline service station, which is leased to an unaffiliated operator. As of September 30, 2003, the Company had no stores under construction.

     The Company's store leases expire as follows:

   FISCAL YEAR OF
LEASE EXPIRATION (1)   NUMBER OF FACILITIES
--------------------   --------------------
  2004                          11
  2005                           5
  2006                           4
  2007                           7
  2008 and later                97

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

     The Company's Common Stock is listed on the American Stock Exchange under the symbol "UNI." The transfer agent and registrar for shares of the Company's Common Stock is Mellon Investor Services LLC, Ridgefield Park, New Jersey. As of December 5, 2003, the Company had 7,196,273 shares of its Common Stock outstanding.

     Set forth below is a table which shows the high and low sale prices as reflected on the American Stock Exchange and dividends paid on Common Stock for each quarter in the two most recent fiscal years.

                                                       FIRST      SECOND       THIRD      FOURTH
                                                      QUARTER     QUARTER     QUARTER     QUARTER
                                                      -------     -------     -------     -------
2003
  Cash Dividends per share..........................   $0.00       $0.00       $0.00       $0.00
  Price Range:
     High...........................................   $1.50       $1.40       $2.26       $1.94
     Low............................................   $1.07       $0.98       $1.15       $1.36

2002
  Cash Dividends per share..........................   $0.00       $0.00       $0.00       $0.00
  Price Range:
     High...........................................   $3.10       $3.20       $3.10       $2.64
     Low............................................   $1.80       $1.59       $2.40       $1.18

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

     The Company has not sold any unregistered securities during the period covered by this report.

     At December 5, 2003, the Company had approximately 372 stockholders of record of Common Stock. The Company believes that approximately 44 percent of its Common Stock is held in street or nominee names.

                      EQUITY COMPENSATION PLAN INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table sets forth information concerning shares of common stock that may be issued upon exercise of options under all equity compensation plans as of September 30, 2003.

                                        NUMBER OF SECURITIES                              NUMBER OF SECURITIES
                                         TO BE ISSUED UPON         WEIGHTED-AVERAGE       REMAINING AVAILABLE
                                            EXERCISE OF           EXERCISE PRICE OF       FOR FUTURE ISSUANCE
                                        OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,         UNDER EQUITY
PLAN CATEGORY                           WARRANTS AND RIGHTS      WARRANTS AND RIGHTS       COMPENSATION PLANS
-------------                           --------------------     --------------------     --------------------
Equity compensation plans approved by
  security holders....................         1,161                    $2.18                     511
Equity compensation plans not approved
  by security holders.................             0                        0                       0
                                               -----                    -----                     ---
Total.................................         1,161                    $2.18                     511
                                               =====                    =====                     ===

ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements, related notes, other financial information and management's discussion and analysis of financial condition and results of operations included elsewhere in this report.

                                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                               ----------------------------------------------------
                                                 2003       2002       2001     2000(1)      1999
                                               --------   --------   --------   --------   --------
STATEMENTS OF OPERATIONS DATA:
  Sales and other income by the Company and
     its franchisees:
       Merchandise sales.....................  $140,471   $143,315   $130,341   $112,159   $ 96,831
       Gasoline sales........................   154,076    117,007    143,257    121,156     74,037
       Other income..........................     1,445      1,658      1,676      1,744      2,070
                                               --------   --------   --------   --------   --------
          Total..............................   295,992    261,980    275,274    235,059    172,938
  Cost of sales..............................   239,767    205,300    216,953    184,796    127,261
                                               --------   --------   --------   --------   --------
  Gross profit...............................    56,225     56,680     58,321     50,263     45,677
  Selling....................................    40,363     39,811     39,931     34,885     34,089
  General and administrative.................     7,621      8,026      7,264      6,731      7,509
  Depreciation and amortization..............     4,435      4,709      4,884      4,177      3,955
  Interest...................................     3,589      3,710      4,548      3,630      2,772
  Provision for asset impairment.............         0          0         54        160        208
                                               --------   --------   --------   --------   --------
  Earnings (loss) from continuing operations
     before income taxes and change in
     accounting principle....................       217        424      1,640        680     (2,856)
  Income tax provision (benefit).............         6        179        651        268       (850)
                                               --------   --------   --------   --------   --------
  Earnings (loss) from continuing operations
     before change in accounting principle...       211        245        989        412     (2,006)
                                               --------   --------   --------   --------   --------
  Discontinued operations:
     (Loss) earnings from discontinued
       operations............................    (2,311)    (2,703)      (892)       772       (328)
     Loss on disposal of discontinued
       operations............................      (720)         0          0          0          0
     Income tax (benefit) provision..........       (88)    (1,141)      (354)       304        (98)
                                               --------   --------   --------   --------   --------
     (Loss) earnings from discontinued
       operations............................    (2,943)    (1,562)      (538)       468       (230)
  Cumulative effect of change in accounting
     principle, net of income tax benefit of
     $310....................................    (5,547)         0          0          0          0
                                               --------   --------   --------   --------   --------
  Net (loss) earnings........................  $ (8,279)  $ (1,317)  $    451   $    880   $ (2,236)
                                               ========   ========   ========   ========   ========
  Earnings (Loss) Per Share:
     Earnings (loss) per share from
       continuing operations before change in
       accounting principle..................  $   0.03   $   0.03   $   0.14   $   0.06   $  (0.29)
     (Loss) earnings per share from
       discontinued operations...............     (0.41)     (0.22)     (0.08)      0.07      (0.03)
     Loss per share from change in accounting
       principle.............................     (0.78)      0.00       0.00       0.00       0.00
                                               --------   --------   --------   --------   --------
     Net (loss) earnings per share...........  $  (1.16)  $  (0.19)  $   0.06   $   0.13   $  (0.32)
                                               ========   ========   ========   ========   ========
     Weighted average number of common shares
       outstanding...........................     7,165      7,099      7,053      6,989      6,887
                                               ========   ========   ========   ========   ========

                                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                               ----------------------------------------------------
                                                 2003       2002       2001     2000(1)      1999
                                               --------   --------   --------   --------   --------
BALANCE SHEET DATA:
  Working capital............................  $  6,083   $  1,743   $  7,195   $  3,500   $   (541)
  Total assets...............................   127,961    145,145    148,630    144,238     88,475
  Long-term obligations......................    34,450     72,126     81,273     75,006     34,141
  Stockholders' equity.......................    20,123     28,317     29,493     28,968     27,946

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

OVERVIEW

     Matters discussed below should be read in conjunction with "Statements of Operations Data" on the preceding pages.

     As part of the Company's plan to divest of stores, in fiscal 2003 the Company reclassified the assets of 130 stores on its balance sheet as discontinued operations and reclassified the related debt as current maturities. At September 30, 2003, the Company had 128 remaining stores classified as discontinued operations. The Company continues to operate the stores pending their successful negotiation of sale or sublease. At September 30, 2003, the Company had 164 stores classified as continuing operations.

     The Company's revenues are derived primarily from sales of merchandise and gasoline at its convenience and discount tobacco stores. In fiscal year 2003, merchandise sales at continuing operations declined by 2.0% compared to fiscal 2002. Average merchandise sales at continuing operations for stores open two full years were relatively flat in fiscal year 2003 compared to fiscal year 2002. Seven fewer stores in operation in fiscal 2003 compared to fiscal 2002 contributed to lower merchandise sales. In fiscal year 2002 compared to fiscal year 2001, average merchandise sales at continuing operations for stores open two full years increased by 7.6% due partly to higher retail cigarette prices. On average, cigarette sales represented approximately 47% of total merchandise sales in each of the last three fiscal years. There has been volatility in selling prices as a result of competition among cigarette manufacturers. Since the Company expects this trend to continue, it has sought to increase sales of other merchandise at its convenience stores to mitigate the volatility.

     Total gasoline sales at continuing operations in fiscal year 2003 increased by 31.7%, or 31.9 cents per gallon, as a result of an increase in the average reported retail price per gallon of petroleum sold at the Company's locations. The 31.9 cent per gallon price increase includes the effect of the change in the Company's payment method for Pennsylvania gasoline taxes that became effective in June 2003.

Gross profits on gasoline sales in fiscal year 2003 increased by 6.2% compared to fiscal year 2002. Gasoline margin per gallon sold in fiscal year 2003 increased by 5.4% in comparison to fiscal year 2002. Average gallons of gasoline sold at continuing operations for the Company's stores open two full years increased by 1.0% in fiscal year 2003 compared to fiscal year 2002 and declined by 1.1% in fiscal year 2002 compared to fiscal year 2001.

     The Company sells gasoline at 237 locations, including one location where gasoline is sold on a commission basis. The Company purchases petroleum from a variety of competing sources. Branded gasoline is purchased under supply agreements for 75 locations and branded and unbranded gasoline is purchased from various sources for 161 locations. Gasoline margins have historically been volatile and there can be no assurance that the Company's gasoline margins will be maintained or enhanced by purchasing from these sources.

     In fiscal year 2003, the Company continued with its divestiture strategy and sold or closed seven locations. In fiscal 2004, the Company intends to continue to evaluate all of its strategic alternatives to enhance stockholder value, which includes the divestiture of store locations. If the disposition of assets is successful and is in excess of certain amounts, certain of the Company's executive officers will be eligible to receive bonuses pursuant to a Transaction Success Bonus Plan adopted by the Company. The aggregate amount of such bonuses will be based upon the total consideration received for such assets.

     If the Company is unsuccessful in consummating its accelerated disposition strategy, the Company could encounter liquidity problems during fiscal year 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                               2003        2002        2001
                                                              -------     -------     -------
Revenues:
  Merchandise sales.........................................    47.5%       54.7%       47.4%
  Gasoline sales............................................    52.0        44.7        52.0
  Other income..............................................     0.5         0.6         0.6
                                                               -----       -----       -----
          Total revenues....................................   100.0       100.0       100.0
Cost of sales...............................................    81.0        78.4        78.8
                                                               -----       -----       -----
Gross profit:
  Merchandise (as a percentage of merchandise sales)........    30.1        30.2        32.1
  Gasoline (as a percentage of gasoline sales)..............     8.1        10.0        10.3
          Total gross profit................................    19.0        21.6        21.2
Costs and expenses:
  Selling...................................................    13.6        15.2        14.5
  General and administrative................................     2.6         3.0         2.6
  Depreciation and amortization.............................     1.5         1.8         1.8
  Interest..................................................     1.2         1.4         1.7
                                                               -----       -----       -----
          Total expenses....................................    18.9        21.4        20.6
                                                               -----       -----       -----
Earnings from continuing operations before income taxes and
  change in accounting principle............................     0.1         0.2         0.6
Income tax provision........................................     0.0         0.1         0.2
                                                               -----       -----       -----
Earnings from continuing operations before change in
  accounting principle......................................     0.1         0.1         0.4
                                                               -----       -----       -----
Discontinued operations:
  Loss from discontinued operations.........................    (0.8)       (1.0)       (0.3)
  Loss on disposal of discontinued operations...............    (0.2)        0.0         0.0
  Income tax provision (benefit)............................     0.0        (0.4)       (0.1)
                                                               -----       -----       -----
Loss from discontinued operations...........................    (1.0)       (0.6)       (0.2)
Cumulative effect of change in accounting principle, net of
  income tax benefit........................................    (1.9)        0.0         0.0
                                                               -----       -----       -----
Net (loss) earnings.........................................    (2.8)%      (0.5)%       0.2%
                                                               =====       =====       =====

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

     At September 30, 2003, the Company operated 292 stores, which were comprised of 225 Uni-Mart convenience stores and 67 Choice Cigarette Discount Outlets ("Choice"). Of these locations, three were franchised and 237 offered self-service gasoline. The Company closed two convenience stores, and sold four convenience stores, one Choice store and one non-operating location in fiscal year 2003 as part of its divestiture plan.

     In fiscal 2003, the Company announced plans to divest 130 stores and reclassified the assets relating to these stores as discontinued operations and reclassified the related debt of $34.4 million as current maturities. At September 30, 2003, the Company had 128 remaining stores classified as properties held for sale on its balance sheet with a net book value of $41.0 million. The income and expense relating to these stores is classified as discontinued operations. The Company intends to continue to operate these stores pending successful negotiation of their sale or sub-lease.

  CONTINUING OPERATIONS

     Revenues from continuing operations of 164 stores for fiscal year 2003 were $296.0 million, an increase of $34.0 million, or 13.0%, compared to revenues of $262.0 million in fiscal year 2002. This increase is primarily the result of a 31.7%, or 31.9 cent per gallon, increase in gasoline sales at continuing operations as a result of an increase in the average reported retail price per gallon of petroleum sold at the Company's locations in fiscal year 2003. The
31.9 cent per gallon price increase includes the effect of the change in the Company's payment method for Pennsylvania gasoline taxes of 25.9 cents per gallon that became effective in June 2003. As reported in the Company's Form 10-Q filed for the period ended July 3, 2003, in June 2003, the Company changed its payment method for gasoline taxes for its Pennsylvania stores and now includes the gasoline taxes in its average reported retail price per gallon and its cost of sales. This change in payment method has no effect on gross profits.

     Gasoline sales in fiscal year 2003 were $154.1 million, compared to $117.0 million in fiscal year 2002, an increase of $37.1 million. The gasoline sales increase in fiscal year 2003 includes approximately $7.1 million for gasoline taxes for the Company's Pennsylvania stores reported in the fourth quarter of fiscal year 2003, which was not included in gasoline sales in fiscal year 2002.

     In fiscal year 2003, merchandise sales were $140.5 million, a decline of $2.8 million, or 2.0%, compared to merchandise sales of $143.3 million in fiscal year 2002. At comparable stores, merchandise sales from continuing operations were relatively flat, while gasoline gallons sold from continuing operations increased by 1.0% from fiscal 2002 levels. The Company had seven fewer stores, two of which sold gasoline, in operation in fiscal year 2003 compared to fiscal year 2002, contributing to lower merchandise sales levels. Other income declined by 12.9% to $1.4 million, from $1.7 million in fiscal year 2002, primarily as a result of decreased interest, dividend, royalty and rental income.

     Gross profits on merchandise sales declined by $1.0 million, or 2.2%, to $42.3 million, compared to merchandise gross profits of $43.3 million for fiscal year 2002. Fewer stores in operation in fiscal year 2003 and a 0.7% lower merchandise gross profit rate contributed to the decline in merchandise gross margins in fiscal year 2003 compared to fiscal year 2002.

     Gross profits on gasoline sales in fiscal year 2003 increased by $722,000, or 6.2%, to $12.5 million compared to gasoline gross profits of $11.7 million in fiscal year 2002. Gasoline gross margins increased primarily due to a 0.8% increase in gasoline gallons sold at the Company's locations in fiscal year 2003 compared to fiscal year 2002.

     Selling expenses increased by $500,000, or 1.4%, to $40.3 million, compared to $39.8 million in fiscal year 2002 due primarily to increases in credit card fees resulting from higher retail petroleum prices, offset by fewer stores in operation. General and administrative expenses declined by $400,000, or 5.1%, to $7.6 million from $8.0 million in fiscal year 2002 due to a reduction in the number of employees, lower advertising and supplies expenses, offset by higher legal and audit fees. Depreciation and amortization expense declined by $300,000, or 5.8%, to $4.4 million as the result of the adoption of Statement of Financial Accounting Standard No. 142 ("SFAS No. 142"), lower levels of capital expenditures and fewer stores in operation in fiscal year 2003. Lower borrowing levels and lower interest rates resulted in a $100,000, or 3.3%, decline in interest expense in fiscal year 2003 to $3.6 million from $3.7 million in the prior fiscal year.

     Earnings from continuing operations in fiscal year 2003, before income taxes and change in accounting principle, were $217,000, compared to earnings from continuing operations, before income taxes and change in accounting principle, of $424,000 in fiscal year 2002. The Company recorded a provision for income taxes of $6,000, compared to an income tax provision of $179,000 in fiscal year 2002. Net earnings from continuing operations before a change in accounting principle were $211,000, or $0.03 per share, for fiscal year 2003, compared to net earnings from continuing operations before a change in accounting principle of $245,000, or $0.03 per share, for fiscal year 2002.

  DISCONTINUED OPERATIONS

     The loss from discontinued operations for fiscal year 2003 was $2.3 million, compared to a loss of $2.7 million in fiscal year 2002. The decrease in loss from discontinued operations was primarily the result of reductions in depreciation and amortization and interest expenses and higher gasoline gross margins, offset by lower merchandise gross profits, increased credit card fees resulting from higher retail petroleum prices and higher levels of store maintenance. In fiscal year 2003, the loss on disposal of discontinued operations was $720,000 in comparison to no loss in fiscal year 2002. The Company recorded an income tax benefit of $88,000 for the loss on discontinued operations in fiscal year 2003, compared to an income tax benefit of $1.1 million for the prior fiscal year. The net loss from discontinued operations for fiscal year 2003 was $2.9 million, or $0.41 per share, compared to a net loss of $1.6 million, or $0.22 per share, in fiscal year 2002.

  OTHER

     The loss from change in accounting principle in fiscal year 2003 was a one-time, non-cash charge of $5.5 million, or $0.78 per share, due to the adoption of SFAS 142 and the write-off of the Company's goodwill.

     During fiscal year 2003, the Company increased its valuation allowance against the deferred tax asset because it was determined that it is more likely than not that the Company will not be able to fully utilize the net operating loss ("NOL") carryforward. This increase in the reserve has resulted in a 4.5% tax benefit in comparison to a 42.2% tax benefit in fiscal year 2002.

     Total net losses for the fiscal year ended September 30, 2003 for continued and discontinued operations were $8.3 million, or $1.16 per share, compared to total net losses of $1.3 million, or $0.19 per share, in fiscal year 2002.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

     At September 30, 2002, the Company operated 299 stores, which were comprised of 231 Uni-Mart convenience stores and 68 Choice Cigarette Discount Outlets. Of these locations, four were franchised and 239 offered self-service gasoline. The Company had one less store in operation in fiscal year 2002 compared to fiscal year 2001.

  CONTINUING OPERATIONS

     Revenues from continuing operations of 169 stores in fiscal year 2002 were $262.0 million, a decline of $13.3 million, or 4.8%, compared to revenues of $275.3 million in fiscal year 2001. This decline is the net result of a $26.2 million decline in gasoline sales, offset by a $13.0 million increase in merchandise sales. Merchandise sales increased to $143.3 million, or 10.0%, from $130.3 million in fiscal year 2001. Higher comparable store sales levels, as well as contributions from higher retail cigarette prices in the fourth quarter of fiscal year 2002 contributed to the merchandise sales growth. Gasoline sales declined to $117.0 million, or 18.3%, from $143.2 million in fiscal year 2001, primarily due to a 19.9 cent per gallon decline in the average reported retail price per gallon of petroleum sold at the Company's locations. At comparable stores, merchandise sales from continuing operations increased by 7.6%, while gasoline gallons sold from continuing operations declined by 1.1% from fiscal year 2001 levels. Other income in fiscal year 2002 declined by $18,000 to $1.7 million.

     Gross profits on merchandise sales increased by $1.4 million, or 3.5%, to $43.3 million in fiscal year 2002, compared to merchandise gross profit margins of $41.9 million in fiscal year 2001. Merchandise gross profits increased, despite a 1.9% decline in the merchandise gross profit rate for the comparable periods.

     Gross profits on gasoline sales declined by $3.1 million, or 20.8%, to $11.7 million in fiscal year 2002 compared to $14.8 million in fiscal year 2001. A 2.7% decline in gasoline gallons sold and an 18.5% decline in gross profits per gallon sold contributed to the decline in gasoline gross margins in fiscal year 2002 compared to fiscal year 2001. Instability of the petroleum wholesale markets and increased retail competition resulted in lower gasoline gross profit margins in fiscal year 2002 when compared to fiscal year 2001.

     Selling expenses declined by 0.3% to $39.8 million in fiscal year 2002, compared to $39.9 million in fiscal year 2001. General and administrative expense increased by $800,000, or 10.5%, to $8.0 million from $7.2 million in fiscal year 2001 due principally to increased legal, professional and audit fees. These increased fees relate primarily to changes in corporate governance and corporate securities adopted at the Annual Meeting of Stockholders in February 2002, as well as the hiring of financial advisors in April 2002 and higher audit fees. Higher salary levels also affected the general and administrative expense category. Depreciation and amortization expense declined in fiscal year 2002 to $4.7 million from $4.9 million due to lower levels of capital expenditures in fiscal year 2002. Lower borrowing levels and lower interest rates resulted in a $800,000, or 18.4%, decline in interest expense in fiscal year 2002 to $3.7 million from $4.5 million in the prior fiscal year. The Company recorded a $54,000 provision for asset impairment in fiscal year 2001.

     Earnings from continuing operations in fiscal year 2002, before income taxes and change in accounting principle, were $424,000, compared to earnings from continuing operations, before income taxes and change in accounting principle, of $1.6 million in fiscal year 2001. The Company recorded a provision for income taxes of $179,000 in fiscal year 2002, compared to an income tax provision of $651,000 in fiscal year 2001. Net earnings from continuing operations before a change in accounting principle were $245,000, or $0.03 per share, for fiscal year 2002, compared to net earnings from continuing operations before the change in accounting principle of $989,000, or $0.14 per share, for fiscal year 2001.

  DISCONTINUED OPERATIONS

     The loss from discontinued operations for fiscal year 2002 was $2.7 million, compared to a loss of $892,000 in fiscal year 2001. This increase in loss from discontinued operations in fiscal year 2002 was primarily the result of lower gasoline gross profits, increased credit card fees resulting from higher retail petroleum prices and higher levels of store maintenance, offset by higher merchandise gross margins and reductions in depreciation and amortization and interest expenses. There was no loss on the disposal of discontinued operations for fiscal year 2002 and fiscal year 2001, respectively. The Company recorded an income tax benefit of $1.1 million for the loss on discontinued operations in fiscal year 2002, compared to an income tax benefit of $354,000 for the prior fiscal year. The net loss from discontinued operations for fiscal year 2002 was $1.6 million, or $0.22 per share, compared to a net loss of $538,000, or $0.08 per share, in fiscal year 2001.

  OTHER

     In 2002, Pennsylvania extended the net operating loss ("NOL") carryforward period from 10 to 20 years which resulted in a higher effective tax benefit for fiscal year 2002. This change resulted in a 42.2% tax benefit in fiscal year 2002 in comparison to a 39.7% tax benefit in fiscal year 2001.

     Total net losses for the fiscal year ended September 30, 2002 for continued and discontinued operations were $1.3 million, or $0.19 per share, compared to total net earnings of $451,000, or $0.06 per share, in fiscal year 2001.

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

                                                FISCAL YEAR 2003                          FISCAL YEAR 2002
                                                  QUARTER ENDED                             QUARTER ENDED
                                     ---------------------------------------   ---------------------------------------
                                     JAN. 2,   APRIL 3,   JULY 3,   SEP. 30,   JAN. 3,   APRIL 4,   JULY 4,   SEP. 30,
                                      2003       2003      2003       2003      2002       2002      2002       2002
                                     -------   --------   -------   --------   -------   --------   -------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Merchandise sales................  $36,018   $32,012    $36,223   $36,218    $35,839   $32,159    $36,074   $39,243
  Gasoline sales...................   35,131    35,361     38,741    44,843     27,474    24,779     32,418    32,336
  Other income.....................      417       336        341       351        386       415        411       446
                                     -------   -------    -------   -------    -------   -------    -------   -------
    Total revenues.................   71,566    67,709     75,305    81,412     63,699    57,353     68,903    72,025
Cost of sales......................   56,982    54,578     61,239    66,968     48,783    44,187     54,443    57,887
                                     -------   -------    -------   -------    -------   -------    -------   -------
Gross profit.......................   14,584    13,131     14,066    14,444     14,916    13,166     14,460    14,138
Costs and expenses:
  Selling..........................   10,375     9,847      9,995    10,146     10,104     9,781      9,945     9,981
  General & administrative.........    1,901     1,985      1,787     1,948      1,902     2,141      2,122     1,861
  Depreciation & amortization......    1,120     1,099      1,149     1,067      1,194     1,166      1,174     1,175
  Interest.........................      927       889        824       949      1,025       837        916       932
                                     -------   -------    -------   -------    -------   -------    -------   -------
Earnings (loss) from continuing
  operations before income taxes
  and change in accounting
  principle........................      261      (689)       311       334        691      (759)       303       189
Income tax provision (benefit).....       17       (36)        60       (35)       234      (258)       104        99
                                     -------   -------    -------   -------    -------   -------    -------   -------
Earnings (loss) from continuing
  operations before change in
  accounting principle.............      244      (653)       251       369        457      (501)       199        90
Discontinued Operations:
(Loss) earnings from discontinued
  operations.......................     (708)   (1,464)      (685)      546       (524)     (986)      (503)     (690)
Loss on disposal of discontinued
  operations.......................        0      (248)      (472)        0          0         0          0         0
Income tax (benefit) provision.....      (41)      (90)        21        22       (177)     (348)      (159)     (457)
                                     -------   -------    -------   -------    -------   -------    -------   -------
(Loss) earnings on discontinued
  operations.......................     (667)   (1,622)    (1,178)      524       (347)     (638)      (344)     (233)
Cumulative effect of change in
  accounting principle, net of
  income tax benefit...............   (5,547)        0          0         0          0         0          0         0
                                     -------   -------    -------   -------    -------   -------    -------   -------
Net (loss) earnings................  $(5,970)  $(2,275)   $  (927)  $   893    $   110   $(1,139)   $  (145)  $  (143)
                                     =======   =======    =======   =======    =======   =======    =======   =======
Earnings (Loss) Per Share:
Earnings (loss) per share from
  continuing operations before
  change in accounting principle...  $  0.03   $ (0.08)   $  0.03   $  0.05    $  0.07   $ (0.07)   $  0.03   $  0.00
(Loss) earnings per share from
  discontinued operations..........    (0.09)    (0.23)     (0.16)     0.07      (0.05)    (0.09)     (0.05)    (0.03)
Loss per share from change in
  accounting principle.............    (0.78)     0.00       0.00      0.00       0.00      0.00       0.00      0.00
                                     -------   -------    -------   -------    -------   -------    -------   -------
Net (loss) earnings per share......  $ (0.84)  $ (0.31)   $ (0.13)  $  0.12    $  0.02   $ (0.16)   $ (0.02)  $ (0.03)
                                     =======   =======    =======   =======    =======   =======    =======   =======
Weighted average number of common
  shares outstanding...............    7,131     7,155      7,186     7,191      7,189     7,095      7,112     7,119
                                     =======   =======    =======   =======    =======   =======    =======   =======

LIQUIDITY AND CAPITAL RESOURCES

     Most of the Company's sales are for cash and its inventory turns over rapidly. From time to time, the Company utilizes portions of its cash to acquire and construct new stores and renovate existing locations.

     As of April 1, 2003, the Company amended its revolving credit agreement (the "Agreement") to extend the maturity date to December 31, 2004 and revise covenants relating to interest and fixed-charge coverage ratios. As of September 30, 2003, the Company entered into an agreement with its revolving credit lender to provide a $4.0 million sub-limit under its existing revolving credit agreement as discussed more fully in Footnotes F and G to the Consolidated Financial Statements. At September 30, 2003, $5.8 million (including the $2.0 million seasonal borrowing increase that expires on April 30, 2004) was available for borrowing under this Agreement for general working capital and prepayment of debt. In addition, the Company's liquid fuels tax bond expired in the third fiscal quarter of 2003. Due to the expiration of the bond, the Company pays the liquid fuels tax on purchases directly to the vendors within its normal payment terms. The Company utilizes its working capital credit facility to mitigate the cash flow impact of the liquid fuels tax bond expiration.

     Capital requirements for debt service and capital leases for fiscal year 2004 are approximately $42.8 million, which includes $34.4 million related to the Company's divestiture plan and $5.7 million in revolving credit that have been classified as current. However, $33.5 million becomes due only when sales of these locations are consummated and the remaining $0.9 million are regularly scheduled payments. The Company anticipates capital expenditures in fiscal year 2004 of $2.0 million, funded from cash flows from operations. These capital expenditures include normal replacement of store equipment and gasoline-dispensing equipment and upgrading of the Company's in-store and corporate data processing systems.

     Management believes that cash from operations, available credit facilities and asset sales will be sufficient to meet the Company's obligations for the foreseeable future. In the event that the Company cannot consummate proposed asset sales, there is a risk that the Company will not be able to meet future cash obligations.

CONTRACTUAL OBLIGATIONS

     Below is a summarized list of the Company's contractual obligations relating to long-term debt, capitalized leases, noncancellable operating leases and gasoline supply agreements at September 30, 2003 (in thousands):

                           2004       2005       2006      2007      2008     THEREAFTER    TOTAL
                         --------   --------   --------   -------   -------   ----------   --------
Contractual
  Obligations:
  Long-term debt
    (including
    interest)..........  $ 48,073   $  3,817   $  3,817   $ 3,817   $ 3,817    $ 32,198    $ 95,539
  Capitalized leases
    (including
    interest)..........       140         31         31        31        21           0         254
  Operating leases.....     6,012      4,757      3,506     3,331     2,274       5,967      25,847
  Gasoline supply
    agreements(1)......   134,165    115,401     95,454    91,910    77,741      74,631     589,302
                         --------   --------   --------   -------   -------    --------    --------
                         $188,390   $124,006   $102,808   $99,089   $83,853    $112,796    $710,942
                         ========   ========   ========   =======   =======    ========    ========

---------------

     (1) The Company has agreements with four gasoline suppliers with terms ranging from 6 to 15 years. These agreements obligate the Company to purchase specified quantities of gasoline at market prices from the various suppliers over the life of the contracts. On an annualized basis, the minimum required purchases under these agreements total approximately 96.5 mil-lion gallons. The estimated minimum purchase obligations reflected in the table above are calculated based on the gallon purchase requirements remaining under the contracts at a current market price of $1.39 per gallon. Although the Company did not meet the minimum purchase requirements in fiscal year 2003, the agreements provide various remedies for the renegotiation of minimum purchase requirements as necessary. (See Footnote K to the Consolidated Financial Statements)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to self-insured liabilities, impairment of long-lived assets and income taxes. The Company bases its estimates on historical experience, current and anticipated business conditions, the condition of the financial markets, and various other assumptions that are believed to be reasonable under existing conditions. Actual results may differ from these estimates.

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

     During the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") Nos. 142 and 144. SFAS No. 142 requires that assets with indefinite lives not be amortized but tested annually for impairment and provides specific guidance for such testing. SFAS No. 144 provides additional guidance for impairment testing and determination of when an asset is considered to be for sale. The Company completed its impairment test during the second quarter of fiscal 2003 and the adoption of SFAS No. 142 resulted in the write-off of goodwill in the amount of $5,857,000. Furthermore, in accordance with SFAS No. 144, at September 30, 2003 the Company had reclassified as assets of discontinued operations $41.0 million in assets relating to 128 remaining stores that the Company plans to sell or sublet, reclassified the related debt totaling $34.4 million as current maturities, and classified the income and expense of such stores as discontinued operations. In addition, the Company recognized a $654,000 loss relating to the future disposal of certain locations. The Company cannot be certain that sales of assets will occur at the time or for the values that the Company estimates.

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

     To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, mortgage loans and equipment loans at September 30, 2003.

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

                                         FISCAL YEAR OF MATURITY                           TOTAL       FAIR
                               -------------------------------------------                 DUE AT    VALUE AT
                                2004      2005     2006     2007     2008    THEREAFTER   MATURITY   9/30/03
                               -------   ------   ------   ------   ------   ----------   --------   --------
                                            (DOLLAR AMOUNTS IN THOUSANDS)
INTEREST-RATE SENSITIVE
  ASSETS:
  Noninterest-bearing
    checking accounts........  $ 3,075   $    0   $    0   $    0   $    0    $     0     $ 3,075    $ 3,075
  Interest-bearing checking
    accounts.................  $ 3,544   $    0   $    0   $    0   $    0    $     0     $ 3,544    $ 3,544
  Average interest rate......     0.90%                                                      0.90%     --
                               -------   ------   ------   ------   ------    -------     -------    -------
      Total..................  $ 6,619                                                    $ 6,619    $ 6,619
      Total average interest
         rate................     0.48%                                                      0.48%     --

INTEREST-RATE SENSITIVE
  LIABILITIES:
  Variable-rate borrowings...  $23,918   $1,115   $1,174   $1,233   $1,298    $ 9,625     $38,363    $38,363
  Average interest rate......     4.77%    4.86%    4.86%    4.86%    4.86%      4.86%       4.84%     --
  Fixed-rate borrowings......  $18,721   $  721   $  798   $  880   $  972    $16,542     $38,634    $41,213
  Average interest rate......     9.33%    9.22%    9.22%    9.22%    9.22%      9.22%       9.25%     --
                               -------   ------   ------   ------   ------    -------     -------    -------
      Total..................  $42,639   $1,836   $1,972   $2,113   $2,270    $26,167     $76,997    $79,576
      Total average interest
         rate................     7.06%    7.38%    7.43%    7.49%    7.55%      7.63%       7.42%     --

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  Uni-Marts, Inc.
State College, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Uni-Marts, Inc. and subsidiaries (the "Company") as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Uni-Marts, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note A to the consolidated financial statements, in fiscal year 2003 the Company changed its method of accounting for intangible and other assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Philadelphia, Pennsylvania
December 16, 2003

                        UNI-MARTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                           ASSETS
Current Assets:
  Cash......................................................  $  6,619   $  6,501
  Accounts receivable -- less allowances of $100 and $46....     6,186      8,404
  Inventories...............................................    20,167     20,779
  Prepaid and current deferred taxes........................        57      1,494
  Property and equipment held for sale......................    41,024      1,098
  Prepaid expenses and other................................     1,317      1,137
                                                              --------   --------
          Total Current Assets..............................    75,370     39,413
Net Property, Equipment and Improvements....................    51,083     98,037
Loan Due from Officer.......................................         0        360
Intangible Assets...........................................       385      6,235
Other Assets................................................     1,123      1,100
                                                              --------   --------
          Total Assets......................................  $127,961   $145,145
                                                              ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 19,056   $ 17,811
  Gas taxes payable.........................................        45      3,460
  Accrued expenses..........................................     7,425      7,207
  Revolving credit..........................................     5,705      5,867
  Current maturities of long-term debt......................    36,934      3,212
  Current obligations under capital leases..................       122        113
                                                              --------   --------
          Total Current Liabilities.........................    69,287     37,670
Long-Term Debt, less current maturities.....................    34,358     71,912
Obligations Under Capital Leases, less current maturities...        92        214
Deferred Taxes..............................................         0      1,797
Deferred Revenue and Other Liabilities......................     4,101      5,235
Commitments and Contingencies
Stockholders' Equity:
  Preferred Stock, par value $1.00 a share:
     Authorized 100,000 shares;
       issued none..........................................         0          0
  Common Stock, par value $.10 a share:
     Authorized 16,000,000 shares;
       issued 7,453,883 and 7,420,859 shares,
        respectively........................................       745        742
  Additional paid-in capital................................    23,709     23,803
  Retained (deficit) earnings...............................    (2,618)     5,661
                                                              --------   --------
                                                                21,836     30,206
  Less treasury stock, at cost -- 258,110 and 291,429 shares
     of Common Stock, respectively..........................    (1,713)    (1,889)
                                                              --------   --------
          Total Stockholders' Equity........................    20,123     28,317
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $127,961   $145,145
                                                              ========   ========

                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
REVENUES:
  Merchandise sales.........................................  $140,471   $143,315   $130,341
  Gasoline sales............................................   154,076    117,007    143,257
  Other income..............................................     1,445      1,658      1,676
                                                              --------   --------   --------
                                                               295,992    261,980    275,274
                                                              --------   --------   --------
COSTS AND EXPENSES:
  Cost of sales.............................................   239,767    205,300    216,953
  Selling...................................................    40,363     39,811     39,931
  General and administrative................................     7,621      8,026      7,264
  Depreciation and amortization.............................     4,435      4,709      4,884
  Interest..................................................     3,589      3,710      4,548
  Provision for asset impairment............................         0          0         54
                                                              --------   --------   --------
                                                               295,775    261,556    273,634
                                                              --------   --------   --------
Earnings from continuing operations before income taxes and
  change in accounting principle............................       217        424      1,640
Income tax provision........................................         6        179        651
                                                              --------   --------   --------
Earnings from continuing operations before change in
  accounting principle......................................       211        245        989
Discontinued operations:
  Loss from discontinued operations.........................    (2,311)    (2,703)      (892)
  Loss on disposal of discontinued operations...............      (720)         0          0
  Income tax benefit........................................       (88)    (1,141)      (354)
                                                              --------   --------   --------
Loss from discontinued operations...........................    (2,943)    (1,562)      (538)
Cumulative effect of change in accounting principle, net of
  income tax benefit of $310................................    (5,547)         0          0
                                                              --------   --------   --------
Net (loss) earnings.........................................  $ (8,279)  $ (1,317)  $    451
                                                              ========   ========   ========
Earnings (loss) per share:
  Earnings per share from continuing operations before
     change in accounting principle.........................  $   0.03   $   0.03   $   0.14
  Loss per share from discontinued operations...............     (0.41)     (0.22)     (0.08)
  Loss per share from change in accounting principle........     (0.78)      0.00       0.00
                                                              --------   --------   --------
Net (loss) earnings per share...............................  $  (1.16)  $  (0.19)  $   0.06
                                                              ========   ========   ========
Diluted (loss) earnings per share...........................  $  (1.16)  $  (0.19)  $   0.06
                                                              ========   ========   ========
Weighted average number of common shares outstanding........     7,165      7,099      7,053
                                                              ========   ========   ========
Weighted average number of common shares outstanding
  assuming dilution.........................................     7,165      7,099      7,093
                                                              ========   ========   ========

                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                      COMMON STOCK
                                 AUTHORIZED 16,000,000
                                         SHARES           ADDITIONAL   RETAINED     TREASURY STOCK
                                 ----------------------    PAID-IN     (DEFICIT)   -----------------
                                   SHARES       AMOUNT     CAPITAL     EARNINGS    SHARES    AMOUNT     TOTAL
                                 -----------   --------   ----------   ---------   -------   -------   -------
BALANCE -- OCTOBER 1, 2000.....   7,361,123      $736      $23,816      $ 6,527    333,714   $(2,111)  $28,968
  Issuance of common stock.....      26,960         3           17                 (10,439)       54        74
  Net earnings.................                                             451                            451
                                  ---------      ----      -------      -------    -------   -------   -------
BALANCE -- SEPTEMBER 30,
  2001.........................   7,388,083       739       23,833        6,978    323,275    (2,057)   29,493
  Issuance of common stock.....      32,776         3          (30)                (31,846)      168       141
  Net loss.....................                                          (1,317)                        (1,317)
                                  ---------      ----      -------      -------    -------   -------   -------
BALANCE -- SEPTEMBER 30,
  2002.........................   7,420,859       742       23,803        5,661    291,429    (1,889)   28,317
  Issuance of common stock.....      33,024         3          (94)                (33,319)      176        85
  Net loss.....................                                          (8,279)                        (8,279)
                                  ---------      ----      -------      -------    -------   -------   -------
BALANCE -- SEPTEMBER 30,
  2003.........................   7,453,883      $745      $23,709      $(2,618)   258,110   $(1,713)  $20,123
                                  =========      ====      =======      =======    =======   =======   =======

                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others...................  $ 296,999   $ 262,871   $ 271,407
  Cash paid to suppliers and employees......................   (289,100)   (252,920)   (271,213)
  Dividends and interest received...........................         30          45          77
  Interest paid (net of capitalized interest of $0, $287 and
    $32)....................................................     (3,193)     (3,620)     (4,278)
  Income taxes received (paid)..............................         32          21        (152)
  Other receipts -- discontinued operations.................        203         845       4,682
                                                              ---------   ---------   ---------
       Net Cash Provided by Operating Activities............      4,971       7,242         523
CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from sale of capital assets......................         29         559         394
  Receipts from sale of discontinued operations.............      1,530           0           0
  Purchase of property, equipment and improvements..........     (2,137)     (2,868)    (10,402)
  Note receivable from officer..............................        360          60          60
  Cash advanced for intangible and other assets.............       (305)       (177)       (207)
  Cash received for intangible and other assets.............         30          69          66
                                                              ---------   ---------   ---------
       Net Cash Used in Investing Activities................       (493)     (2,357)    (10,089)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) borrowings on revolving credit agreement.......       (162)        109       4,615
  Additional long-term borrowings...........................          0           0       5,197
  Principal payments on debt................................     (4,201)     (3,599)     (3,065)
  Proceeds from issuance of common stock....................          3          31          12
                                                              ---------   ---------   ---------
       Net Cash (Used in) Provided by Financing
         Activities.........................................     (4,360)     (3,459)      6,759
                                                              ---------   ---------   ---------
Net Increase (Decrease) in Cash.............................        118       1,426      (2,807)
Cash at Beginning of Year...................................      6,501       5,075       7,882
                                                              ---------   ---------   ---------
Cash at End of Year.........................................  $   6,619   $   6,501   $   5,075
                                                              =========   =========   =========
RECONCILIATION OF NET (LOSS) EARNINGS TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
Net (Loss) Earnings.........................................  $  (8,279)  $  (1,317)  $     451
Loss from discontinued operations, net of income tax benefit
  of $88, $1,141 and $354, respectively.....................     (2,223)     (1,562)       (538)
Loss on disposal of discontinued operations.................       (720)          0           0
                                                              ---------   ---------   ---------
(Loss) Earnings from Continuing Operations..................     (5,336)        245         989
ADJUSTMENTS TO RECONCILE NET (LOSS) EARNINGS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization...........................      4,435       4,709       4,884
    Loss on sale of capital assets and other................        518         354         405
    Provision for asset impairment..........................          0           0          54
    Cumulative effect of change in accounting principle.....      5,547           0           0
    Change in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable................................      2,138      (1,046)     (1,050)
         Inventories........................................        692      (2,388)     (2,235)
         Prepaid expenses and other.........................       (178)      2,248      (2,334)
       Increase (decrease) in:
         Accounts payable and accrued expenses..............     (1,951)      2,058      (2,201)
         Deferred income taxes and other liabilities........     (1,184)       (924)       (707)
                                                              ---------   ---------   ---------
  Net Cash Provided by (Used in) Continuing Operations......      4,681       5,256      (2,195)
                                                              ---------   ---------   ---------
  Net Cash Provided by Discontinued Operations..............        290       1,986       2,718
                                                              ---------   ---------   ---------
Net Cash Provided by Operating Activities...................  $   4,971   $   7,242   $     523
                                                              =========   =========   =========

                 See notes to consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

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

     (2) Reclassifications -- Certain prior year balances have been classified to conform to the current year presentation.

     (3) Future Operations -- The Company continues to evaluate existing stores based on their historical contribution. The Company will consider closing underperforming stores or investing in facility upgrades to enhance their performance. The Company retained financial advisors in fiscal year 2002 to evaluate operating strategies which included the potential divestiture of certain store locations and non-operating assets. As a result of its analysis with its financial advisors, the Company intends to continue with its divestiture strategy.

         Management believes that cash from operations, available credit facilities and asset sales will be sufficient to meet the Company's obligations for the foreseeable future. In the event that the Company is unable to consummate its divestiture strategy, there is a risk that the Company will not be able to meet future cash obligations.

     (4) Inventories -- The Company values its merchandise inventories at the lower of cost (first-in, first-out method) or market, as determined by the retail inventory method. Gasoline inventories are valued at the lower of cost (first-in, first-out method) or market (See Footnote B).

     (5) Property, Equipment and Improvements -- Depreciation and amortization are calculated using the straight-line method over the useful lives of the related assets. Amortization of improvements to leased properties is based on the remaining terms of the leases or the estimated useful lives of such improvements, whichever is shorter. Interest costs incurred on borrowed funds during the period of construction of capital assets are capitalized as a component of the cost of acquiring those assets.

     (6) Asset Impairment -- Long-lived assets and certain identifiable intangibles are reviewed for impairment quarterly, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

     (7) Self-Insurance Reserves -- The Company assumes the risks for general liability and workers' compensation insurance exposures up to certain loss thresholds set forth in separate insurance contracts. The Company has established self-insurance reserves for these risks, which are recorded on a present value basis using a risk-free discount rate of 5.0% in 2003 and 2002, respectively, using actuarial valuations provided by an independent company. At September 30, 2003 and 2002, the Company had self-insurance reserves totaling $3,083,400 and

         $2,800,800, respectively. These reserves are included in accrued expenses in the Company's consolidated balance sheets.

     (8) Income Taxes -- The Company recognizes deferred tax assets and liabilities for temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates adjusted for valuation allowances.

     (9) Earnings Per Share -- Earnings per share are calculated based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share were calculated in fiscal year 2001. Although there were potentially dilutive stock options for 1,161,333 and 1,219,833 shares outstanding in fiscal years 2003 and 2002, respectively, they were not included as the effect would have been anti-dilutive because the exercise price exceeded the market price.

     (10) Revenue Recognition -- The Company recognizes revenue from the sale of merchandise and gasoline at the time it is sold. Return activity is immaterial to revenues and operations in all periods presented.

     (11) Vendor Rebates and Allowances -- Rebates and allowances from vendors that are dependent on purchases are initially deferred (See Footnote
          I) and recognized as a reduction of cost of goods sold when related inventory is sold. Rebates not tied directly to purchases are recognized as reduction of selling, general and administrative expenses when earned.

     (12) Advertising Costs -- The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising costs of $309,000, $783,200 and $841,800 in fiscal years 2003, 2002 and 2001, respectively, of which $110,900, $280,200 and $285,900, in fiscal years 2003, 2002 and 2001, respectively, related to stores included in discontinued operations and was reclassified accordingly.

     (13) Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

     (14) Segment Disclosures -- The Company has only one reportable segment.

     (15) Recent Accounting Pronouncements -- In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that such assets with indefinite lives not be amortized but be tested annually for impairment and provides specific guidance for such testing. If the carrying amount of goodwill exceeds its fair value an impairment loss must be recognized in an amount equal to that excess. Once an impairment is recognized, the adjusted carrying amount of goodwill will be its new basis of accounting. This statement also requires disclosure of information regarding goodwill and other assets that was previously not required. In accordance with SFAS No. 142, the Company has discontinued the amortization of goodwill as of October 1, 2002 and completed its impairment test, using a discounted cash flow approach, during the 2003 second fiscal quarter. As a result, the Company wrote-off its total goodwill balance of $5,857,000. (See Footnote E)

         The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for the fiscal year ending September 30, 2003. Under the statement's provisions,

         (1) entities must record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, (2) when the liability is initially recorded, the entity must capitalize a cost by increasing the carrying amount of the related long-lived asset, (3) over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset and (4) upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. There was no material impact on the Company's consolidated financial position or results of operations as a result of the adoption of SFAS No. 143.

         The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective October 1, 2002. SFAS No. 144 addressed the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company recognized a $654,000 loss on disposal of certain locations in fiscal year 2003.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 had an impact on the Company's disclosure requirements, but had no impact on the Company's consolidated financial statements.

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

                                                                         FISCAL YEAR ENDED
                                                                           SEPTEMBER 30,
                                                                     -------------------------
                                                                      2003      2002     2001
                                                                     -------   -------   -----
          Net (loss) earnings, as reported.........................  $(8,279)  $(1,317)  $ 451
          Deduct: Total stock-based employee compensation expense
            determined under fair value based method for all
            awards, net of related tax effects.....................      (17)     (115)    (10)
                                                                     -------   -------   -----
          Pro forma net (loss) earnings............................  $(8,296)  $(1,432)  $ 441
                                                                     =======   =======   =====
          Basic and diluted net (loss) earnings per share as
            reported...............................................  $ (1.16)  $ (0.19)  $0.06
                                                                     =======   =======   =====
          Pro forma basic and diluted net (loss) earnings per
            share..................................................  $ (1.16)  $ (0.20)  $0.06
                                                                     =======   =======   =====

         In November 2002, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." Issue 02-16 provides guidance on when to classify consideration received from a vendor as a reduction of the price of the vendor's products, a reimbursement of costs incurred or as revenue. In addition, Issue 02-16 provides guidance on when to recognize rebates or refunds of a specified amount of cash consideration from a vendor that are based on the achievement of a specified cumulative level of purchases or are based on the customer purchasing from the vendor for a specified period of time. The guidance in Issue 02-16 has been adopted by the Company in the second quarter of fiscal year 2003 and there was no impact on the Company's consolidated financial position or results of operations.

         In November of 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. There was no impact on the Company's consolidated financial position or results of operations as a result of the adoption of FIN 45.

         The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created before February 1, 2003, it becomes applicable for the first annual period beginning after June 15, 2003.

         In October 2003, the FASB (the "Board") deferred the effective date for applying the provisions of FIN 46 to the first interim or annual period ending after December 15, 2003 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. The Board considered comments received on the Exposure Draft of the proposed modifications of FIN 46 and, on December 10, 2003, the Board redeliberated certain proposed modifications. Based on management's assessment as of the date of this report, management has determined that adoption of FIN 46 has not had an impact on the Company's financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation FIN 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of "when-issued" securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement has had no impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective for most provisions, except certain mandatorily redeemable non-controlling interests deferred indefinitely, at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into or modified any financial instruments after May 31, 2003. The adoption of this Statement has had no impact on the Company's financial position or results of operations.

B. INVENTORIES:

The following is a summary of inventories at September 30 (in thousands):

                                                             2003      2002
                                                            -------   -------
Merchandise...............................................  $15,953   $17,688
Gasoline..................................................    4,214     3,091
                                                            -------   -------
                                                            $20,167   $20,779
                                                            =======   =======

C. PROPERTY AND EQUIPMENT HELD FOR SALE:

Property and equipment held for sale is carried at the lower of cost or net realizable value and are classified as current assets because the Company expects them to be sold within the next fiscal year. The properties are the assets of the stores classified as discontinued operations, undeveloped land, rental properties, store equipment and closed convenience stores. In accordance with the Company's plan to pursue a divestiture strategy, the Company plans to sell or sublet assets of 130 stores. At September 30, 2003, the Company had 128 remaining stores classified as discontinued operations on its balance sheet with a net book value of $41.0 million.

D. PROPERTY, EQUIPMENT AND IMPROVEMENTS -- AT COST (IN THOUSANDS):

                                                                                          ESTIMATED
                                                                ACCUMULATED    NET BOOK    LIFE IN
                                                       COST     DEPRECIATION    VALUE       YEARS
                                                     --------   ------------   --------   ---------
SEPTEMBER 30, 2003:
Land...............................................  $ 13,304     $     0      $13,304
Buildings..........................................    41,495      15,099       26,396      29-35
Machinery and equipment............................    26,131      18,131        8,000       3-10
Machinery and equipment............................     4,154       2,554        1,600      11-20
Capitalized property and equipment leases..........       296         185          111       5-20
Leasehold improvements.............................     7,100       5,438        1,662       1-10
Leasehold improvements.............................       404         394           10      11-20
                                                     --------     -------      -------
                                                     $ 92,884     $41,801      $51,083
                                                     ========     =======      =======
SEPTEMBER 30, 2002:
Land...............................................  $ 22,629     $     0      $22,629
Buildings..........................................    74,610      22,247       52,363      29-35
Machinery and equipment............................    45,184      28,040       17,144       3-10
Machinery and equipment............................     6,902       4,117        2,785      11-20
Capitalized property and equipment leases..........     1,141         742          399       5-25
Leasehold improvements.............................    11,352       8,661        2,691       1-10
Leasehold improvements.............................       433         407           26      11-20
                                                     --------     -------      -------
                                                     $162,251     $64,214      $98,037
                                                     ========     =======      =======

Depreciation expense (including the amortization of capitalized property and equipment leases) in fiscal years 2003, 2002 and 2001 was $6,880,700, $7,795,300 and $7,677,100, respectively, of which $2,438,300, $3,302,900 and $3,024,100 in fiscal years 2003, 2002 and 2001, respectively, related to stores included in discontinued operations and was reclassified accordingly.

E. INTANGIBLE AND OTHER ASSETS:

Intangible and other assets consist of the following (in thousands):

                                                                  ACCUMULATED    NET BOOK   USEFUL
                                                         COST     AMORTIZATION    VALUE     LIVES
                                                        -------   ------------   --------   ------
SEPTEMBER 30, 2003:
Goodwill..............................................  $     0      $    0       $    0
Lease acquisition cost................................      298         249           49    12-25
Noncompete agreements.................................      250         171           79      5
Other intangibles.....................................      272          15          257    15-16
                                                        -------      ------       ------
  Total intangibles...................................      820         435          385
Other assets..........................................    1,123           0        1,123
                                                        -------      ------       ------
                                                        $ 1,943      $  435       $1,508
                                                        =======      ======       ======
SEPTEMBER 30, 2002:
Goodwill..............................................  $ 8,874      $3,017       $5,857    13-40
Lease acquisition cost................................      315         251           64    12-25
Noncompete agreements.................................      250         121          129      5
Other intangibles.....................................      197          12          185    15-16
                                                        -------      ------       ------
  Total intangibles...................................    9,636       3,401        6,235
Other assets..........................................    1,100           0        1,100
                                                        -------      ------       ------
                                                        $10,736      $3,401       $7,335
                                                        =======      ======       ======

Goodwill represented the excess of cost over the fair value of net assets acquired in business combinations. The Company completed an impairment analysis during the second fiscal quarter of fiscal year 2003 in connection with the adoption of SFAS No. 142, resulting in a write-off of goodwill in the amount of $5.8 million. Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms. Amortization expense was $67,400 (2003), $461,800 (2002) and $462,600 (2001) of
which $27,600 (2003), $195,500 (2002) and $199,000 (2001) related to stores included in discontinued operations and was reclassified accordingly.

Amortization expense for the next five years is as follows (in thousands):

September 30,
     2004...................................................  $290
     2005...................................................    70
     2006...................................................     9
     2007...................................................     6
     2008...................................................     4
     Thereafter.............................................     6
                                                              ----
                                                              $385
                                                              ====

The Company's adoption of SFAS No. 142 eliminates the requirement to amortize goodwill beginning in the first quarter of fiscal 2003 (see Footnote
A -- "Summary of Significant Accounting Policies -- Recent Accounting Pronouncements"). Goodwill amortization in fiscal years 2002 and 2001 was $388,600, or $0.05 per share, and $388,600, or $0.06 per share, respectively. The following table adjusts net earnings (loss) and net earnings (loss) per share for the adoption of SFAS No. 142 (in thousands, except per share data):

                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                                   ---------------------------------
                                                     2003         2002        2001
                                                   ---------    ---------    -------
Reported net (loss) earnings.....................   $(8,279)     $(1,317)     $ 451
Add back:
  Goodwill amortization..........................         0          389        389
                                                    -------      -------      -----
Adjusted net (loss) earnings.....................   $(8,279)     $  (928)     $ 840
                                                    =======      =======      =====
Net (loss) earnings per share....................   $ (1.16)     $ (0.19)     $0.06
                                                    =======      =======      =====
Adjusted net (loss) earnings per share...........   $ (1.16)     $ (0.14)     $0.12
                                                    =======      =======      =====

F. REVOLVING CREDIT AGREEMENT:

On April 20, 2000, the Company executed a 3-year secured $10.0 million revolving loan agreement (the "Agreement") with $3.5 million available for letters of credit. Provisions of the Agreement require the maintenance of certain covenants relating to minimum tangible net worth, interest and fixed-charge coverage ratios, as measured on a quarterly basis. In addition, the Agreement places limitations on capital expenditures, additional debt and payment of dividends. During fiscal years 2001 and 2002, the Agreement was amended to increase the total credit line, extend the maturity date, revise covenants relating to fixed charge coverage ratios, and provide for additional borrowing on a seasonal basis. At September 30, 2003, the total credit line available for borrowings was $15.0 million, with $3.5 million available for letters of credit and $4.0 million available for the prepayment of debt in connection with the sale of stores (as discussed below and in Footnote G). Effective April 1, 2003, the Company amended the Agreement to extend the maturity date to December 31, 2004, extend the $2.0 million seasonal borrowing increase to April 30, 2004, and revise certain financial covenants. The Company was in compliance with these covenants as of September 30, 2003. Borrowings of $5.7 million and letters of credit of $3.5 million were outstanding under the Agreement at September 30, 2003. This facility bears interest at the Company's option based on a rate of either prime plus 1.0% or LIBOR plus 3.0%. The blended interest rate at September 30, 2003 was 4.27%. The Agreement is collateralized by substantially all of the Company's inventories, receivables, other personal property and selected real properties. At September 30, 2003, the net book value of these selected real properties that are pledged as collateral was $2.4 million. As discussed more fully in Footnote G, in connection with the negotiation of Master Property Disposition Agreements relating to certain of the Company's term loans, as of September 30, 2003, the Company entered into an agreement with its revolving credit lender to provide a $4.0 million sub-limit under the revolving credit agreement. This sub-limit may be utilized under certain conditions to pay off term debt associated with stores that are sold. These agreements create a subordinated interest in the several cross-escrow accounts created pursuant to the Master Property Disposition Agreements and continue the lien on working capital assets and certain real property assets created by the original revolving credit agreement. At September 30, 2003, $5.8 million (including the $2.0 million seasonal borrowing increase that expires on April 30, 2004) was available under the Agreement for general working capital purposes and prepayment of debt.

G. LONG-TERM DEBT:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Mortgage Loan. Principal and interest will be paid in 180
  remaining monthly installments. At September 30, 2003, the coupon rate was 9.08% and the effective interest rate was
  9.77%, net of unamortized fees of $1,054,786 ($1,204,119
  in 2002)..................................................  $29,949   $31,568
Mortgage Loan. Principal and interest will be paid in 200
  remaining monthly installments. The loan bears interest at
  LIBOR plus 3.75%. At September 30, 2003, the coupon rate
  was 4.86% and the effective interest rate was 5.54%, net
  of unamortized fees of $322,559 ($364,952 in 2002)........   19,702    20,423
Mortgage Loan. Principal and interest will be paid in 201
  remaining monthly installments. At September 30, 2003, the coupon rate was 10.39% and the effective interest rate was
  10.71%, net of unamortized fees of $104,665 ($114,683 in
  2002).....................................................    6,366     6,502
Mortgage Loans. Principal and interest are paid in monthly
  installments. The loans expire in 2009, 2010, 2020 and
  2021. Interest ranges from the prime rate to LIBOR plus
  3.75%. At September 30, 2003, the blended coupon rate was
  5.86% and the effective interest rate was 6.48%, net of
  unamortized fees of $137,563 ($144,626 in 2002)...........    6,909     7,202
Revolving Credit Agreement. Interest is paid monthly. The
  interest rate at September 30, 2003 was 4.27%. (See
  Footnote F)...............................................    5,705     5,867
Equipment Loans. Principal and interest will be paid in
  monthly installments. The loans expire in 2010 and 2011
  and bear interest at LIBOR plus 3.75%. At September 30,
  2003, the blended coupon rate was 4.86% and the effective
  interest rate was 5.65%, net of unamortized fees of
  $91,716 ($135,213 in 2002)................................    7,616     8,506
Equipment Loan. Principal and interest will be paid in 80
  remaining monthly installments. The loan expires in 2010.
  At September 30, 2003, the coupon rate was 10.73% and the
  effective interest rate was 11.16%, net of unamortized
  fees of $9,450 ($13,776 in 2002)..........................      750       923
                                                              -------   -------
                                                               76,997    80,991
Less current maturities.....................................   42,639     9,079
                                                              -------   -------
                                                              $34,358   $71,912
                                                              =======   =======

The mortgage loans are collateralized by $65,531,000 of property, at net book value, of which $25,721,600 relates to stores classified as discontinued operations. The equipment loans are collateralized by $4,345,100 of equipment, at net book value, of which $2,362,000 relates to stores classified as discontinued operations.

     The Company has classified $34.4 million as current maturities relating to its divestiture plan. However, $33.5 million becomes due only when sales of store locations classified as discontinued operations are consummated and the remaining $0.9 million are regularly scheduled payments.

Aggregate maturities of long-term debt (net of loan fee amortization) during the next five years are as follows (in thousands):

September 30,
     2004...................................................  $42,639
     2005...................................................    1,836
     2006...................................................    1,972
     2007...................................................    2,113
     2008...................................................    2,270
     Thereafter.............................................   26,167
                                                              -------
                                                              $76,997
                                                              =======

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

As of September 30, 2003, the Company entered into several Master Property Disposition Agreements that amended, through October 31, 2004, certain terms of the various loan agreements originated with and now serviced by FFCA. Under these agreements the lenders will permit the disposition and release of their security interest on certain real property and equipment assets that are part of the Company's strategic disposition program. In addition, the lenders will accept reduced prepayment penalties or yield maintenance payments, and forbear from enforcing any property fixed charge ratio covenants, corporate fixed charge ratio covenants, or net worth covenants for the duration of the agreements. The agreements also establish several cross-escrow accounts, create liens against these accounts, and continue the liens on certain real property and equipment assets that were part of the original loan. Simultaneously, the Company entered into an agreement with its revolving credit lender to provide a $4.0 million sub-limit under its existing revolving credit agreement. (See Footnote F)

H.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts of cash and short-term debt approximates fair value. The Company estimates the fair value of its long-term, fixed-rate debt generally using discounted cash flow analysis based on the Company's current borrowing rates for debt with similar maturities. The Company estimates the fair value of its long-term, variable-rate debt based on carrying rates offered for similar security, terms and maturity.

Fair value of capital lease obligations is estimated based on current rates offered to the Company for similar debt.

The estimated fair values of the Company's financial instrument liabilities are as follows (in thousands):

                                         SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                         ------------------   ------------------
                                         CARRYING    FAIR     CARRYING    FAIR
                                          AMOUNT     VALUE     AMOUNT     VALUE
                                         --------   -------   --------   -------
Long-term debt:
  Current maturities...................  $42,639    $42,639   $ 9,079    $ 9,079
  Long-term debt.......................  $34,358    $36,937   $71,912    $74,002
Obligations under capital leases:
  Current maturities...................  $   122    $   122   $   113    $   113
  Long-term debt.......................  $    92    $   101   $   214    $   228

I. DEFERRED REVENUE AND OTHER LIABILITIES:

The Company generally records revenues when products are sold or services rendered. In certain instances, the Company receives advance payments for purchase commitments or other services and records revenue from such payments in accordance with the terms of the related contractual arrangements.

Deferred revenue and other liabilities includes the following (in thousands):

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Deferred revenue............................................  $4,011   $5,170
Other non-current liabilities...............................      90       65
                                                              ------   ------
                                                              $4,101   $5,235
                                                              ======   ======

J. DISCONTINUED OPERATIONS:

During fiscal year 2003, the Company announced plans to divest 130 stores and reclassified the assets relating to these stores as discontinued operations in accordance with the adoption of SFAS 144 and reclassified the related debt of $34.4 million as current maturities. At September 30, 2003, the Company had 128 remaining stores classified as property held for sale on its balance sheet with a net book value of $41.0 million. The income and expense relating to these stores is reported as discontinued operations for all periods presented in the accompanying financial statements and are reported separately from the results of continuing operations. In addition, the Company recognized a $66,000 loss from the sale of five stores and one non-operating location during fiscal year 2003 and a $654,000 loss relating to the future disposal of certain locations. The Company cannot be certain that sales of assets will occur at the time or for the values that the Company estimates. The Company intends continue to operate these stores pending successful negotiation of their sale or sub-lease.

The following is a summary of the operating results and net loss of discontinued operations (in thousands, except per share data):

                                                FISCAL YEAR ENDED SEPTEMBER 30,
                                               ---------------------------------
                                                 2003        2002        2001
                                               ---------   ---------   ---------
Revenues.....................................  $162,487    $149,884    $146,993
Loss from discontinued operations............  $ (2,311)   $ (2,703)   $   (892)
Loss on disposal of discontinued
  operations.................................      (720)          0           0
Income tax benefit...........................       (88)     (1,141)       (354)
                                               --------    --------    --------
Net loss from discontinued operations........  $ (2,943)   $ (1,562)   $   (538)
                                               ========    ========    ========
Loss per share from discontinued
  operations.................................  $  (0.41)   $  (0.22)   $  (0.08)
                                               ========    ========    ========

K. COMMITMENTS AND CONTINGENCIES:

(1) Leases -- The Company leases its corporate headquarters, 124 of its store locations and certain equipment. Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at September 30, 2003 are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses. Rental income in connection with the leases of certain properties is also provided. Such rental income was $819,600 (2003), $849,900 (2002) and $876,300 (2001) of
    which $198,900 (2003), $212,800 (2002) and $214,500 (2001) related to stores included in discontinued operations and was reclassified accordingly (in thousands):

                                                    CAPITAL   OPERATING   RENTAL
                                                    LEASES     LEASES     INCOME
                                                    -------   ---------   ------
2004..............................................   $ 140     $ 6,012    $  751
2005..............................................      31       4,757       612
2006..............................................      31       3,506       440
2007..............................................      31       3,331       372
2008..............................................      21       2,274       303
Thereafter........................................       0       5,967       226
                                                     -----     -------    ------
          Total future minimum lease payments.....     254     $25,847    $2,704
                                                               =======    ======
Less amount representing interest.................     (40)
                                                     -----
Present value of future payments..................     214
Less current maturities...........................    (122)
                                                     -----
                                                     $  92
                                                     =====

     Rental expense under operating leases was as follows (in thousands):

                                                     YEAR ENDED SEPTEMBER 30,
                                                     ------------------------
                                                      2003     2002     2001
                                                     ------   ------   ------
Minimum rentals...................................   $7,298   $7,099   $5,287
Contingent rentals................................      103       92       39
                                                     ------   ------   ------
                                                     $7,401   $7,191   $5,326
                                                     ======   ======   ======

     The table above includes rental expense for stores classified as discontinued operations of $1,208,300 (2003), $1,211,100 (2002) and
     $1,140,700 (2001) and was reclassified accordingly.

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

(3) Gasoline Supply Agreements -- Pursuant to agreements with four gasoline suppliers, with terms of 6-15 years, the Company receives from the suppliers partial funding of the cost of the above-ground gasoline equipment and rebates for the purchase of gasoline. As of September 30, 2003, the total funding subject to these arrangements is $7,115,900. If the Company terminates these agreements before the expiration of the contract terms, part of this funding, in addition to the funding previously made to OSSI, must be repaid to the suppliers. The expiration dates range from 2006 to 2013.

(4) Litigation -- The Company is involved in litigation and other legal matters which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

L. CHANGES IN SECURITIES:

During fiscal year 2003, the Uni-Marts, Inc. Retirement Savings and Incentive Plan purchased 33,319 shares of the Company's treasury stock for $175,816 to fund its 401(k) retirement plan, resulting in a decrease of additional paid-in capital of $133,460. Also during fiscal year 2003, the Company issued 31,000 shares of common stock to its non-employee directors, as part of their annual retainer, issued 500 shares of its common stock upon exercise of a stock option, and issued 1,524 shares of common stock to the Company's employee stock purchase plan. The issuance of these shares resulted in an increase of $39,417 to additional paid-in capital. The net effect of these transactions in fiscal year 2003 was a decrease to additional paid-in capital of $94,043.

                                                                     ADDITIONAL
                                                                      PAID IN
                                               SHARES     AMOUNT      CAPITAL
                                               -------   ---------   ----------
FISCAL YEAR 2003:
Sale of treasury stock.......................  (33,319)  $(175,816)  $(133,460)
Shares issued to directors...................   31,000      39,990      36,890
Employee stock purchase plan.................    1,524       2,042       1,890
Exercise of stock options....................      500         687         637
                                               -------   ---------   ---------
                                                  (295)  $(133,097)  $ (94,043)
                                               =======   =========   =========
FISCAL YEAR 2002:
Sale of treasury stock.......................  (31,846)  $(168,487)  $ (98,704)
Shares issued to directors...................   15,680      39,984      38,416
Employee stock purchase plan.................    6,763      15,059      14,382
Exercise of stock options....................   10,333      16,500      15,467
                                               -------   ---------   ---------
                                                   930   $ (96,944)  $ (30,439)
                                               =======   =========   =========

M. INCOME TAXES:

The provision for income taxes includes the following (in thousands):

                                                         YEAR ENDED SEPTEMBER 30,
                                                        --------------------------
                                                         2003      2002      2001
                                                        -------   -------   ------
Current tax expense (credit):
  Federal.............................................   $   0     $   0     $  0
  State...............................................       4         6        2
                                                         -----     -----     ----
                                                             4         6        2
                                                         -----     -----     ----
Deferred tax expense (credit):
  Federal.............................................    (720)     (632)     388
  State...............................................     324      (336)     (93)
                                                         -----     -----     ----
                                                          (396)     (968)     295
                                                         -----     -----     ----
                                                         $(392)    $(962)    $297
                                                         =====     =====     ====

Deferred tax liabilities (assets) are comprised of the following at September 30 (in thousands):

                                                    2003      2002      2001
                                                   -------   -------   -------
Depreciation.....................................  $ 6,265   $ 7,174   $ 7,361
                                                   -------   -------   -------
Gross deferred tax liabilities...................    6,265     7,174     7,361
                                                   -------   -------   -------
Insurance reserves...............................   (1,246)   (1,132)   (1,100)
Intangible assets................................     (990)        0         0
Capital leases...................................       50         7        60
Deferred compensation............................        0         0       (33)
Deferred income..................................     (651)   (1,119)   (1,078)
Net operating loss carryforward..................   (4,324)   (4,249)   (3,440)
Other............................................     (349)     (332)     (450)
                                                   -------   -------   -------
Gross deferred tax assets........................   (7,510)   (6,825)   (6,041)
Less valuation allowance.........................    1,245        48        45
                                                   -------   -------   -------
Net deferred tax assets..........................   (6,265)   (6,777)   (5,996)
                                                   -------   -------   -------
                                                   $     0   $   397   $ 1,365
                                                   =======   =======   =======

The financial statements include noncurrent deferred tax liabilities of $0
(2003) and $1,796,900 (2002) and current deferred tax assets of $0 (2003) and $1,400,300 (2002) which are included in prepaid and current deferred taxes.

The valuation allowances as of September 30, 2003, 2002 and 2001, were $1,245,000, $48,000 and $45,000, respectively, and principally apply to NOL and tax credit carryforwards. The Company believes that it is more likely than not that those carryforwards will not be realized.

As of September 30, 2003, the Company had available state and federal net operating loss carryforwards of $11,233,300 which expire in fiscal years 2018 through 2023.

A reconciliation of the provision for income taxes to an amount determined by application of the statutory federal income tax rate follows (in thousands):

                                                             YEAR ENDED
                                                           SEPTEMBER 30,
                                                       ----------------------
                                                        2003     2002    2001
                                                       -------   -----   ----
Statutory rate.......................................  $(2,948)  $(775)  $254
Increase (decrease) resulting from:
     Valuation allowance.............................    1,245       0      0
     Goodwill........................................    1,087      67     66
     State taxes (net)...............................      216    (218)   (60)
     Tax credits.....................................        0     (38)    45
     Other (net).....................................        8       2     (8)
                                                       -------   -----   ----
Tax (benefit) provision..............................  $  (392)  $(962)  $297
                                                       =======   =====   ====

N. RELATED PARTY TRANSACTIONS:

During fiscal year 1997, the Company granted a loan of $800,000 to an officer of the Company. In January 1999, the interest rate on the loan was changed to the brokerage call rate plus 0.5% (4.0% at September 30, 2002). The loan required payments of $60,000 plus interest on November 1, 1999, 2000, 2001, 2002, 2003 and a final payment of $300,000 on November 1, 2004. The loan was collateralized by 303,397 shares of the Company's Common Stock. The balance of the loan was repaid in full during the third quarter of fiscal year 2003.

Certain directors and officers of the Company are also directors, officers or controlling shareholders of other entities from which the Company leases its corporate headquarters and various store and other locations under agreements classified as operating leases. In addition, the Company leases store locations from entities controlled by, or from persons related to, certain directors and officers of the Company. The following is a summary of significant transactions with these entities:

     (1) The Company leases its corporate headquarters and various store and other locations under agreements classified as operating leases. Aggregate rentals in connection with all such leases were $1,491,000
         (2003), $1,255,500 (2002), and $698,800 (2001).

     (2) The Company charges an affiliate for general and administrative services provided. Such charges amounted to $11,200 (2003), $11,200
         (2002), and $11,200 (2001).

During fiscal years 2003, 2002 and 2001, the Company made payments of $0, $79,300 and $79,200, respectively, to a director of the Company for consulting fees and reimbursement of expenses.

O. RETIREMENT SAVINGS AND INCENTIVE PLAN:

The Company has a contributory retirement savings plan covering all employees meeting minimum age and service requirements. The Company will match one-half of employee contributions up to 3% of the employee's compensation. The Company's contributions are invested in the Company's Common Stock. The Board of Directors may elect to make additional contributions to be allocated among all eligible employees in accordance with provisions of the plan. The retirement savings plan expense, which is funded currently, was $87,500 (2003), $98,400 (2002) and $108,300 (2001).

P. DEFERRED COMPENSATION PLAN:

The Company had a nonqualified deferred compensation plan which was terminated in January 2002 and the assets distributed to the beneficiaries. The deferred compensation plan permitted key executives to elect annually (via individual contracts) to defer a portion of their compensation until their retirement, death or disability. The Company made a 50% matching contribution not exceeding $5,000 annually per executive. The deferred compensation expense was $0, $13,200, and $16,200 for the years ended September 30, 2003, 2002 and 2001, respectively.

Q. EQUITY COMPENSATION PLANS:

The Company has an Equity Compensation Plan, pursuant to which no additional stock options may be granted, and a 1996 Equity Compensation Plan, which became effective November 1, 1996. The Company has reserved 38,250 shares of common stock which can be issued upon exercise of outstanding stock options in accordance with the terms of the Equity Compensation Plan and 1,633,637 shares of common stock which can be issued upon exercise of outstanding options or options that may be granted in the future in accordance with the terms of the 1996 Equity Compensation Plan.

Both the Equity Compensation Plan and the 1996 Equity Compensation Plan are collectively discussed as the "Plans" below.

A committee of the Board of Directors has authority to administer the Plans, and the committee may grant qualified and nonqualified incentive stock options to employees of the Company, including officers, whether or not they are directors. The Plans also provide that all nonemployee directors will receive annual nonqualified stock option grants for 2,000 shares of common stock plus 500 shares for each full year the director has served as a member of the board, up to a maximum of 4,000 shares per grant, on the date of each annual meeting. These options generally have a vesting period of one year. In addition, newly appointed or elected nonemployee directors receive an initial grant for 5,000 shares. Nonemployee directors will also receive grants of stock equal in value to and in lieu of two-thirds of the retainer due to such director. The Company granted options to purchase 31,500, 30,000 and 32,500 shares of common stock to nonemployee directors under the Plans during fiscal years 2003, 2002, and 2001, respectively. The Company also issued 31,000, 15,680 and 19,850 shares of common stock to nonemployee directors during fiscal years 2003, 2002 and 2001, respectively, as part of their annual retainer.

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

Outstanding Options for Shares of Common Stock (in thousands, except per share data) are as follows:

                                                                                        WEIGHTED AVERAGE
                                                                     WEIGHTED AVERAGE      REMAINING
                                     OUTSTANDING      EXERCISE        EXERCISE PRICE      CONTRACTUAL
                                       OPTIONS     PRICE PER SHARE      PER SHARE             LIFE
                                     -----------   ---------------   ----------------   ----------------
Balance, September 30, 2000........       728      $1.13 to $8.50         $4.36
Granted............................       258      $1.81 to $2.42         $2.21
Canceled...........................       (41)     $2.00 to $7.70         $4.33
                                        -----
Balance, September 30, 2001........       945      $1.13 to $8.50         $2.81
Granted............................       494      $1.40 to $2.55         $1.72
Exercised..........................       (10)     $1.38 to $2.00         $1.60
Canceled...........................      (209)     $1.38 to $7.00         $3.70
                                        -----
Balance, September 30, 2002........     1,220      $1.13 to $8.50
Granted............................        32      $1.29                  $1.29
Exercised..........................        (1)     $1.38                  $1.38
Canceled...........................       (90)     $1.29 to $7.00         $2.54
                                        -----
Balance, September 30, 2003........     1,161
                                        =====
                                        1,093      $1.13 to $3.75         $1.94            7.1 years
                                           40      $3.76 to $6.13         $5.37            2.2 years
                                           28      $6.14 to $8.50         $6.90            2.5 years
                                        -----
                                        1,161      $1.13 to $8.50         $2.18            6.8 years
                                        =====
Exercisable at September 30,
  2003.............................       850      $1.13 to $8.50         $2.34
                                        =====
Balance of Shares Reserved for
  Grant at September 30, 2003......       511
                                        =====

The weighted average fair value of the stock options granted during fiscal years 2003, 2002 and 2001 were $0.91, $1.21 and $1.84, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended September 30, (dollars in thousands):

                                                        2003    2002    2001
                                                        -----   -----   -----
Risk-free interest rate...............................    3.9%    3.6%    4.6%
Expected volatility...................................   62.8%   62.3%   86.0%
Expected life in years................................    9.0     9.0     9.0
Contractual life in years.............................   10.0    10.0    10.0
Fair value of options granted.........................  $  29   $ 599   $ 475

R. EMPLOYEE STOCK PURCHASE PLAN:

In February 1999, the Company's stockholders approved a stock purchase plan. Under the stock purchase plan, eligible employees may purchase common stock in quarterly offering periods through payroll deductions of up to 25% of compensation. The price per share is 90% of the average market price throughout the quarter but not less than 90% of the lower of the market price at the beginning or end of the market period. The stock purchase plan provides for purchases by employees of up to an aggregate of 500,000 shares. Effective January 1, 2003 the employee stock purchase plan was frozen and the shares held by the plan were distributed to the participants. During fiscal years 2003, 2002 and 2001, employees purchased 1,524, 6,763, and 7,110 shares, respectively, pursuant to the stock purchase plan.

                      SUPPLEMENTARY FINANCIAL INFORMATION
                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                1ST       2ND       3RD       4TH      FISCAL
                                              QUARTER   QUARTER   QUARTER   QUARTER     YEAR
                                              -------   -------   -------   -------   --------
YEAR ENDED SEPTEMBER 30, 2003
Revenues from continuing operations.........  $71,566   $67,709   $75,305   $81,412   $295,992
Gross profits from continuing operations....  $14,584   $13,131   $14,066   $14,444   $ 56,225
Earnings (loss) from continuing
  operations................................  $   244   $  (653)  $   251   $   369   $    211
(Loss) earnings on discontinued
  operations................................     (667)   (1,622)   (1,178)      524     (2,943)
Cumulative effect of change in accounting
  principle.................................   (5,547)        0         0         0     (5,547)
                                              -------   -------   -------   -------   --------
Net (loss) earnings.........................  $(5,970)  $(2,275)  $  (927)  $   893   $ (8,279)
                                              =======   =======   =======   =======   ========
Earnings (loss) per share from continuing
  operations................................  $  0.03   $ (0.08)  $  0.03   $  0.05   $   0.03
(Loss) earnings per share on discontinued
  operations................................    (0.09)    (0.23)    (0.16)     0.07      (0.41)
Loss per share from change in accounting
  principle.................................    (0.78)     0.00      0.00      0.00      (0.78)
                                              -------   -------   -------   -------   --------
Net (loss) earnings per share...............  $ (0.84)  $ (0.31)  $ (0.13)  $  0.12   $  (1.16)
                                              =======   =======   =======   =======   ========
YEAR ENDED SEPTEMBER 30, 2002
Revenues from continuing operations.........  $63,699   $57,353   $68,903   $72,025   $261,980
Gross profits from continuing operations....  $14,916   $13,166   $14,460   $14,138   $ 56,680
Earnings (loss) from continuing
  operations................................  $   457   $  (501)  $   199   $    90   $    245
(Loss) earnings on discontinued
  operations................................     (347)     (638)     (344)     (233)    (1,562)
Cumulative effect of change in accounting
  principle.................................        0         0         0         0          0
                                              -------   -------   -------   -------   --------
Net (loss) earnings.........................  $   110   $(1,139)  $  (145)  $  (143)  $ (1,317)
                                              =======   =======   =======   =======   ========
Earnings (loss) per share from continuing
  operations................................  $  0.07   $ (0.07)  $  0.03   $  0.00   $   0.03
(Loss) earnings per share on discontinued
  operations................................    (0.05)    (0.09)    (0.05)    (0.03)     (0.22)
Loss per share from change in accounting
  principle.................................     0.00      0.00      0.00      0.00       0.00
                                              -------   -------   -------   -------   --------
Net (loss) earnings per share...............  $  0.02   $ (0.16)  $ (0.02)  $ (0.03)  $  (0.19)
                                              =======   =======   =======   =======   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

     CEO and CFO Certifications. Appearing as Exhibits 31.1 and Exhibit 31.2 of this Annual Report are two certifications, one by each of our Chief Executive Officer and our Chief Financial Officer (the "Section 302 Certifications"). This
Item 9A of our Annual Report contains information concerning the evaluation of the Company's disclosure controls and procedures and matters regarding our internal controls that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics referred to in the Section 302 Certifications.

     Evaluation of Our Disclosure Controls and Procedures. The Securities and Exchange Commission (the "SEC") requires that as of the end of the period covered by this Annual Report, the CEO and the CFO must evaluate the effectiveness of the design and operation of our disclosure controls and procedures and report on the effectiveness of the design and operation of our disclosure controls and procedures.

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

     "Internal control over financial reporting" means the process designed by, or under the supervision of, our CEO and CFO, and implemented by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

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

     Changes in Internal control over financial reporting. As required by Rule 13a-15(d), the Company's management, including the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company has adopted a code of ethics (as that term is defined in Item 406 of Regulation S-K) (the "Code of Ethics") that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, and other employees of the Company. A copy of the Code of Ethics is filed as an exhibit to this Annual Report.

     In accordance with Instruction G(3), the balance of information called for by ITEMS 10, 11, 12, 13 AND 14 are incorporated by reference from the Registrant's Definitive Proxy Statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after September 30, 2003, the end of the fiscal year covered by this report.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(A) FINANCIAL STATEMENTS AND SCHEDULE

The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

  (1) FINANCIAL STATEMENTS

                                                              PAGE(S)
                                                              -------
Report of Deloitte & Touche LLP, Independent Auditors.......    25
Consolidated Balance Sheets -- September 30, 2003 and
  2002......................................................    26
Consolidated Statements of Operations for the years ended
  September 30, 2003, 2002 and 2001.........................    27
Consolidated Statements of Stockholders' Equity for the
  years ended September 30, 2003, 2002 and 2001.............    28
Consolidated Statements of Cash Flows for the years ended
  September 30, 2003, 2002 and 2001.........................    29
Notes to Consolidated Financial Statements..................  30-46
Supplementary Financial Information -- Selected Quarterly
  Financial Data (Unaudited)................................    47

  (2) FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule should be read in conjunction with the audited consolidated financial statements and notes thereto included in this report. Schedules not included below have been omitted because they are not applicable or required or because the required information is not material or is included in the audited consolidated financial statements or notes thereto.

The following schedule for the years ended September 30, 2003, 2002 and 2001 is included in this report:

                                                              PAGE
                                                              ----
Schedule II -- Valuation and Qualifying Accounts............  55

(B) REPORTS ON FORM 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission on July 31, 2003, announcing its financial results for the fiscal 2003 third quarter, ended July 3, 2003.

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

 4.2    Rights Agreement (Filed as Exhibit 4(ii) to the Company's
        Registration Statement on Form 8-A/A, filed February 14,
        2002, File No. 1-11556, and incorporated herein by reference thereto).
10.1    Uni-Marts, Inc. Amended and Restated Equity Compensation
        Plan (Filed as Exhibit 10.1 to the Company's Quarterly
        Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference thereto).
10.2    Amendment 1998-1 to the Uni-Marts, Inc. Equity Compensation
        Plan (Filed as Exhibit 10.10 to the Annual Report of
        Uni-Marts, Inc. on Form 10-K for the year ended September
        30, 1998 and incorporated herein by reference thereto).
10.3    Uni-Marts, Inc. Deferred Compensation Plan (Filed as Exhibit
        10.8 to the Annual Report of Uni-Marts, Inc. on Form 10-K for the year ended September 30, 1990, File No. 0-15164, and incorporated herein by reference thereto).
10.4    Uni-Marts, Inc. 1996 Equity Compensation Plan (Filed as
        Exhibit A to the Company's Definitive Proxy Statement for the February 22, 1996 Annual Meeting of Stockholders and incorporated herein by reference thereto).
10.5    Amendment 2001-1 to the Uni-Marts, Inc. 1996 Equity
        Compensation Plan (Filed as Appendix A to the Company's
        Definitive Proxy Statement for the February 21, 2002 Annual
        Meeting of Stockholders and incorporated herein by reference thereto).
10.6    Form of Indemnification Agreement between Uni-Marts, Inc.
        and each of its Directors (Filed as Exhibit A to the Company's Definitive Proxy Statement for the February 25,
        1988 Annual Meeting of Stockholders, File No. 0-15164, and incorporated herein by reference thereto).
10.7    Composite copy of Change of Control Agreement between
        Uni-Marts, Inc. and its executive officers dated March 13, 2002. The Senior Vice President, Operations is also a party to a Change of Control Agreement with the Company dated
        March 13, 2002 which is substantially identical to the agreement between the Company and each of its executive officers. (Filed as Exhibit 10.1 to the Company's Quarterly
        Report on Form 10-Q for the period ended April 4, 2002 and incorporated herein by reference thereto).
10.8 Composite copy of Change of Control Agreement between the Company and its Senior Vice President, Facilities
        Development and its Senior Vice President, Budgeting and
        Planning dated May 28, 2002 (Filed as Exhibit 10.1 to the
        Company's Quarterly Report on Form 10-Q for the period ended
        July 4, 2002 and incorporated herein by reference thereto).
10.9    Amended and Restated Note between Henry D. Sahakian and
        Uni-Marts, Inc. dated January 25, 1999 (Filed as Exhibit
        10.10 to the Company's Quarterly Report on Form 10-Q for the period ended April 1, 1999 and incorporated herein by reference thereto).
10.10   Loan Agreement between FFCA Acquisition Corporation and
        Uni-Marts, Inc. dated June 30, 1998 (Filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1998 and incorporated herein by reference thereto).
10.11   Loan Agreement between FFCA Acquisition Corporation and Uni
        Realty of Wilkes Barre, L.P. dated April 21, 2000 (Filed as
        Exhibit 20.1 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).
10.12   Loan Agreement between FFCA Funding Corporation and Uni
        Realty of Luzerne, L.P. dated April 21, 2000 (Filed as
        Exhibit 20.2 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).

10.13   Equipment Loan Agreement between FFCA Acquisition
        Corporation and Uni-Marts, Inc. dated April 21, 2000 (Filed as Exhibit 20.3 to the Company's Form 8-K filed on May 8,
        2000 and incorporated herein by reference thereto).
10.14   Equipment Loan Agreement between FFCA Funding Corporation
        and Uni-Marts, Inc. dated April 21, 2000 (Filed as Exhibit
        20.4 to the Company's Form 8-K filed on May 8, 2000 and
        incorporated herein by reference thereto).
10.15   Revolving Credit Loan Agreement between Provident Bank and
        Uni-Marts, Inc. dated April 20, 2000 (Filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the
        period ended June 29, 2000 and incorporated herein by
        reference thereto).
10.16   Amendment to the Revolving Credit Loan Agreement between
        Provident Bank and Uni-Marts, Inc. dated January 16, 2001
        (Filed as Exhibit 10.17 to the Company's Quarterly Report on
        Form 10-Q for the period ended April 5, 2001 and
        incorporated herein by reference thereto).
10.17   Amendment to the Revolving Credit Loan Agreement between
        Provident Bank and Uni-Marts, Inc. dated March 31, 2001
        (Filed as Exhibit 10.18 to the Company's Quarterly Report on
        Form 10-Q for the period ended April 5, 2001 and
        incorporated herein by reference thereto).
10.18   Third Amendment to the Revolving Credit Loan Agreement
        between Provident Bank and Uni-Marts, Inc. dated December
        21, 2001 (Filed as Exhibit 10.2 to the Company's Quarterly
        Report on Form 10-Q for the period ended January 3, 2002 and incorporated herein by reference thereto).
10.19   Fourth Amendment to the Revolving Credit Loan Agreement
        between Provident Bank and Uni-Marts, Inc. dated September
        30, 2002. (Filed as Exhibit 10.22 to the Company's Annual
        Report on Form 10-K for the period ended September 30, 2002 and incorporated herein by reference thereto).
10.20   Fifth Amendment to Loan Agreement between Provident Bank and
        Uni-Marts, Inc. effective as of April 1, 2003 (Filed as
        Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
        for the period ended April 3, 2003 and incorporated herein by reference thereto).
10.21   Shortfall Loan Agreement between Provident Bank and
        Uni-Marts, Inc. dated as of September 30, 2003.
10.22   Master Property Disposition Agreement effective as of
        September 30, 2003 by and among Washington Mutual Bank, FA,
        Uni-Marts, Inc., and Uni Realty of Luzerne, L.P.
10.23   Master Property Disposition Agreement effective as of
        September 30, 2003 by and between LaSalle Bank National
        Association as Indenture Trustee pursuant to that certain
        Indenture dated as of April 1, 1999, and Uni-Marts, Inc.
10.24   Master Property Disposition Agreement effective as of
        September 30, 2003 by and among LaSalle Bank National
        Association as Indenture Trustee pursuant to that certain
        Indenture dated as of November 1, 2000, Uni-Marts, Inc., and
        Uni Realty of Wilkes-Barre, L.P.
10.25   Amended and Restated Transaction Success Bonus Plan dated
        October 11, 2002. (Filed as Exhibit 10.23 to the Company's
        Annual Report on Form 10-K for the period ended September
        30, 2002 and incorporated herein by reference thereto).
11      Statement regarding computation of per share earnings
        (loss).
14      Code of Ethics.
21      Subsidiaries of the registrant.

23      Consent of Deloitte & Touche LLP.
31.1    Certification of the Chairman and Chief Executive Officer
        pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification of the Chief Financial Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification of the Chairman and Chief Executive Officer
        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification of the Chief Financial Officer pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.
99.1    Report on Form 11-K.

(D) SCHEDULE

The schedule listed in Item 15(A)(2) is filed as part of this Annual Report on Form 10-K.

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

                                          Dated: December 22, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                    SIGNATURE                                    TITLE                      DATE
                    ---------                                    -----                      ----

/s/ HENRY D. SAHAKIAN                                Chairman of the Board            December 22, 2003
--------------------------------------------------
Henry D. Sahakian

/s/ HERBERT C. GRAVES                                Director                         December 22, 2003
--------------------------------------------------
Herbert C. Graves

/s/ STEPHEN B. KRUMHOLZ                              Director                         December 22, 2003
--------------------------------------------------
Stephen B. Krumholz

/s/ JACK G. NAJARIAN                                 Director                         December 22, 2003
--------------------------------------------------
Jack G. Najarian

/s/ FRANK R. ORLOSKI, SR.                            Director                         December 22, 2003
--------------------------------------------------
Frank R. Orloski, Sr.

/s/ ANTHONY S. REGENSBURG                            Director                         December 22, 2003
--------------------------------------------------
Anthony S. Regensburg

/s/ DANIEL D. SAHAKIAN                               Director                         December 22, 2003
--------------------------------------------------
Daniel D. Sahakian

/s/ GEROLD C. SHEA                                   Director                         December 22, 2003
--------------------------------------------------
Gerold C. Shea

                        UNI-MARTS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

               COLUMN A                   COLUMN B            COLUMN C             COLUMN D       COLUMN E
                                                             ADDITIONS
                                                      ------------------------
                                                                   CHARGED TO
                                         BALANCE AT   CHARGED TO      OTHER                      BALANCE AT
                                         BEGINNING    COSTS AND    ACCOUNTS --   DEDUCTIONS --     END OF
DESCRIPTION                              OF PERIOD     EXPENSES     DESCRIBE      DESCRIBE(1)      PERIOD
-----------                              ----------   ----------   -----------   -------------   ----------
YEAR ENDED SEPTEMBER 30, 2003:
Allowance for doubtful accounts........     $ 46         $69           $0            $ (15)         $100
                                            ====         ===           ==            =====          ====
YEAR ENDED SEPTEMBER 30, 2002:
Allowance for doubtful accounts........     $145         $26           $0            $(125)         $ 46
                                            ====         ===           ==            =====          ====
YEAR ENDED SEPTEMBER 30, 2001:
Allowance for doubtful accounts........     $155         $26           $0            $ (36)         $145
                                            ====         ===           ==            =====          ====

---------------

(1) Specific account or note receivable written off to allowance.

                        UNI-MARTS, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX

NUMBER                           DESCRIPTION
------                           -----------
    3.1  Amended and Restated Certificate of Incorporation of the
         Company (Filed as Exhibit 3.1 to the Company's Quarterly
         Report on Form 10-Q for the period ended April 4, 2002, File
         No. 0-15164, and incorporated herein by reference thereto).
    3.2  Amended and Restated By-Laws of the Company (Filed as
         Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q
         for the period ended April 4, 2002, File No. 0-15164, and
         incorporated herein by reference thereto).
    4.1  Form of the Company's Common Stock Certificate (Filed as
         Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q
         for the period ended April 1, 1993, File No. 1-11556, and
         incorporated herein by reference thereto).
    4.2  Rights Agreement (Filed as Exhibit 4(ii) to the Company's
         Registration Statement on Form 8-A/A, filed February 14,
         2002, File No. 1-11556, and incorporated herein by reference thereto).
   10.1  Uni-Marts, Inc. Amended and Restated Equity Compensation
         Plan (Filed as Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the period ended March 30, 1995 and incorporated herein by reference thereto).
   10.2  Amendment 1998-1 to the Uni-Marts, Inc. Equity Compensation
         Plan (Filed as Exhibit 10.10 to the Annual Report of
         Uni-Marts, Inc. on Form 10-K for the year ended September
         30, 1998 and incorporated herein by reference thereto).
   10.3  Uni-Marts, Inc. Deferred Compensation Plan (Filed as Exhibit
         10.8 to the Annual Report of Uni-Marts, Inc. on Form 10-K
         for the year ended September 30, 1990, File No. 0-15164, and incorporated herein by reference thereto).
   10.4  Uni-Marts, Inc. 1996 Equity Compensation Plan (Filed as
         Exhibit A to the Company's Definitive Proxy Statement for
         the February 22, 1996 Annual Meeting of Stockholders and
         incorporated herein by reference thereto).
   10.5  Amendment 2001-1 to the Uni-Marts, Inc. 1996 Equity
         Compensation Plan (Filed as Appendix A to the Company's
         Definitive Proxy Statement for the February 21, 2002 Annual
         Meeting of Stockholders and incorporated herein by reference thereto).
   10.6  Form of Indemnification Agreement between Uni-Marts, Inc.
         and each of its Directors (Filed as Exhibit A to the
         Company's Definitive Proxy Statement for the February 25,
         1988 Annual Meeting of Stockholders, File No. 0-15164, and
         incorporated herein by reference thereto).
   10.7  Composite copy of Change of Control Agreement between
         Uni-Marts, Inc. and its executive officers dated March 13,
         2002. The Senior Vice President, Operations is also a party to a Change of Control Agreement with the Company dated
         March 13, 2002 which is substantially identical to the
         agreement between the Company and each of its executive
         officers. (Filed as Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the period ended April 4, 2002 and incorporated herein by reference thereto).
   10.8  Composite copy of Change of Control Agreement between the
         Company and its Senior Vice President, Facilities
         Development and its Senior Vice President, Budgeting and
         Planning dated May 28, 2002 (Filed as Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-Q for the period ended
         July 4, 2002 and incorporated herein by reference thereto).

NUMBER                           DESCRIPTION
------                           -----------
   10.9  Amended and Restated Note between Henry D. Sahakian and
         Uni-Marts, Inc. dated January 25, 1999 (Filed as Exhibit
         10.10 to the Company's Quarterly Report on Form 10-Q for the
         period ended April 1, 1999 and incorporated herein by
         reference thereto).
   10.10 Loan Agreement between FFCA Acquisition Corporation and
         Uni-Marts, Inc. dated June 30, 1998 (Filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the
         period ended July 2, 1998 and incorporated herein by
         reference thereto).
   10.11 Loan Agreement between FFCA Acquisition Corporation and Uni
         Realty of Wilkes Barre, L.P. dated April 21, 2000 (Filed as
         Exhibit 20.1 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).
   10.12 Loan Agreement between FFCA Funding Corporation and Uni
         Realty of Luzerne, L.P. dated April 21, 2000 (Filed as
         Exhibit 20.2 to the Company's Form 8-K filed on May 8, 2000 and incorporated herein by reference thereto).
   10.13 Equipment Loan Agreement between FFCA Acquisition
         Corporation and Uni-Marts, Inc. dated April 21, 2000 (Filed as Exhibit 20.3 to the Company's Form 8-K filed on May 8,
         2000 and incorporated herein by reference thereto).
   10.14 Equipment Loan Agreement between FFCA Funding Corporation and Uni-Marts, Inc. dated April 21, 2000 (Filed as Exhibit
         20.4 to the Company's Form 8-K filed on May 8, 2000 and
         incorporated herein by reference thereto).
   10.15 Revolving Credit Loan Agreement between Provident Bank and
         Uni-Marts, Inc. dated April 20, 2000 (Filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the
         period ended June 29, 2000 and incorporated herein by
         reference thereto).
   10.16 Amendment to the Revolving Credit Loan Agreement between
         Provident Bank and Uni-Marts, Inc. dated January 16, 2001
         (Filed as Exhibit 10.17 to the Company's Quarterly Report on
         Form 10-Q for the period ended April 5, 2001 and
         incorporated herein by reference thereto).
   10.17 Amendment to the Revolving Credit Loan Agreement between
         Provident Bank and Uni-Marts, Inc. dated March 31, 2001
         (Filed as Exhibit 10.18 to the Company's Quarterly Report on
         Form 10-Q for the period ended April 5, 2001 and
         incorporated herein by reference thereto).
   10.18 Third Amendment to the Revolving Credit Loan Agreement
         between Provident Bank and Uni-Marts, Inc. dated December
         21, 2001 (Filed as Exhibit 10.2 to the Company's Quarterly
         Report on Form 10-Q for the period ended January 3, 2002 and incorporated herein by reference thereto).
   10.19 Fourth Amendment to the Revolving Credit Loan Agreement
         between Provident Bank and Uni-Marts, Inc. dated September
         30, 2002. (Filed as Exhibit 10.22 to the Company's Annual
         Report on Form 10-K for the period ended September 30, 2002 and incorporated herein by reference thereto).
   10.20 Fifth Amendment to Loan Agreement between Provident Bank and
         Uni-Marts, Inc. effective as of April 1, 2003 (Filed as
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
         for the period ended April 3, 2003 and incorporated herein by reference thereto).
   10.21 Shortfall Loan Agreement between Provident Bank and
         Uni-Marts, Inc. dated as of September 30, 2003.

NUMBER                           DESCRIPTION
------                           -----------
   10.22 Master Property Disposition Agreement effective as of
         September 30, 2003 by and among Washington Mutual Bank, FA,
         Uni-Marts, Inc., and Uni Realty of Luzerne, L.P.
   10.23 Master Property Disposition Agreement effective as of
         September 30, 2003 by and between LaSalle Bank National
         Association as Indenture Trustee pursuant to that certain
         Indenture dated as of April 1, 1999, and Uni-Marts, Inc.
   10.24 Master Property Disposition Agreement effective as of
         September 30, 2003 by and among LaSalle Bank National
         Association as Indenture Trustee pursuant to that certain
         Indenture dated as of November 1, 2000, Uni-Marts, Inc., and
         Uni Realty of Wilkes-Barre, L.P.
   10.25 Amended and Restated Transaction Success Bonus Plan dated
         October 11, 2002. (Filed as Exhibit 10.23 to the Company's
         Annual Report on Form 10-K for the period ended September
         30, 2002 and incorporated herein by reference thereto).
   11    Statement regarding computation of per share earnings
         (loss).
   14    Code of Ethics.
   21    Subsidiaries of the registrant.
   23    Consent of Deloitte & Touche LLP.
   31.1  Certification of the Chairman and Chief Executive Officer
         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2  Certification of the Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1  Certification of the Chairman and Chief Executive Officer
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2  Certification of the Chief Financial Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.
   99.1  Report on Form 11-K.