Form 10-K/A
period 2003-09-30
UNI MARTS INC
filed 2004-01-27
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

     7,196,273 shares of Common Stock were outstanding at December 5, 2003.

                        This Document Contains 13 Pages.

     This Form 10-K/A Amendment No. 1 is being filed to amend Part III, Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K of Uni-Marts, Inc. for the fiscal year ended September 30, 2003, which was filed with the Securities and Exchange Commission on December 22, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Henry D. Sahakian is the founder of the Company and has served as Chairman of the Board and Chief Executive Officer since the Company's inception. He also served as the Company's President until October 1994. He assumed the duties of President again in 1997 and held that position until April 2003. He is Daniel D. Sahakian's brother and Ara M. Kervandjian's father-in-law.

     Herbert C. Graves has served since 1998 as Chairman Emeritus of Standard Steel Division of Freedom Forge Corp., a steel manufacturer located in Lewistown, Pennsylvania. From 1989 to 1998, he served as Chairman of the Board and Chief Executive Officer of that firm. Mr. Graves also served as that company's President from 1989 to 1994. Mr. Graves became a Director of the Company in June 1998.

     Ara M. Kervandjian joined the Company in October 2001 as Executive Vice President of Strategy and Corporate Development. Mr. Kervandjian was named President of the Company in April 2003. From 2000 to 2001, he served as Senior Vice President of Conestoga Enterprises, Inc., a regional telecommunications firm based in Birdsboro, Pennsylvania. From 1995 to 2000, he was President and Chief Executive Officer of TeleBeam Incorporated, a telecommunications firm located in State College, Pennsylvania. He is Henry D. Sahakian's son-in-law.

     Stephen B. Krumholz has been employed since 1998 as Executive Vice President of Freebie, Inc., an electronic database marketing company based in Dallas, Texas. Mr. Krumholz was employed from 1972 to 1998 by 7-Eleven, Inc., a convenience store operator headquartered in Dallas, Texas, and served as that company's Executive Vice President and Chief Operating Officer from 1993 to 1998. Prior to 1993, Mr. Krumholz served in other executive and management positions with 7-Eleven. Mr. Krumholz became a Director of the Company in June 1998.

     Jack G. Najarian has served since April 2001 as Chairman of the Board and Chief Executive Officer of Weatherly International PLC, a UK investment banking firm. Mr. Najarian served as Chairman of the Board and Chief Executive Officer of Weatherly Securities, Inc., a subsidiary of Weatherly International PLC, from April 2001 to October 2002 and served as that company's Managing Director of Investment Banking and Corporate Finance from October 1999 to April 2001. Mr. Najarian was the Chairman and Co-Founder of Griffin Securities, Inc., a New York investment banking firm, from 1996 to 1999. Mr. Najarian became a Director of the Company in October 1999.

     Frank R. Orloski, Sr. is the founder and, until April 2000, served as President of Orloski Service Station, Inc., a chain of 43 convenience stores located in northeastern Pennsylvania. The Company acquired the assets of this business in April 2000. Mr. Orloski served as President of that firm since 1970. Mr. Orloski became a Director of the Company in October 2000.

     N. Gregory Petrick joined the Company in July 1978. He was named as Executive Vice President in October 2000 and served as the Company's Senior Vice President and Chief Financial Officer since September 1999. From 1988 to 1999, Mr. Petrick served as the Company's Vice President, Finance.

     Anthony S. Regensburg has been employed since 1989 as a consultant with AR Consulting Group, a consulting firm based in Camden, Maine, and specializing in convenience store distribution focusing on cigarette wholesaling and retailing. Mr. Regensburg was employed from 1978 to 1989 in various executive positions with Coremark, a tobacco wholesaler, and as an executive with other tobacco firms from 1954 to 1978. Mr. Regensburg became a Director of the Company in October 1999.

     Daniel D. Sahakian has served for the past 23 years as President and Chief Executive Officer of HFL Corporation, a commercial real estate company. Mr. Sahakian served as President of Unico Corporation from 1988 to 2002 at which time the company merged with HFL Corporation. HFL Corporation is controlled by the families of him and Henry D. Sahakian. Mr. Sahakian became a Director of the Company in October 1981. He is Henry D. Sahakian's brother.

     Gerold C. Shea has served as President of Interconnect Enterprises, a petroleum industry consulting firm located in Downingtown, Pennsylvania, since 1995. From 1963 to 1995, he was employed by Sun Co., Inc. ("Sun"), a major petroleum refiner and retailer, and served as that company's Vice President, Sunoco and Atlantic Brand, from 1991 to 1995. In that position, he directed retail marketing at 5,000 service stations and convenience stores. Prior to that, Mr. Shea served in other executive and management positions with Sun. Mr. Shea became a Director of the Company in June 1998.

     Stuart W. Sivak joined the Company in 1987. In April 2003, he was named Executive Vice President, Operations. Mr. Sivak held the position of Senior Vice President, Operations from 2002 to 2003 and Vice President, Operations from 2000 to 2002. From 1992 to 2000, Mr. Sivak served as a Region Manager for the Company.

     MEETINGS AND COMMITTEES. The Board of Directors met six times during the last fiscal year. In fiscal year 2003, the Board of Directors had an Ad Hoc Committee, an Audit Committee, a Compensation Committee, a Nominating Committee, a Stock Option Committee, a Strategic Planning Committee and a Sub Committee of the Strategic Planning Committee.

     The Ad Hoc Committee was formed in fiscal year 2002 to review operating and financial strategies for the enhancement of stockholder value. The Ad Hoc Committee met 18 times during the last fiscal year.

     The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Herbert C. Graves, Chairman, Jack G. Najarian, and Frank R. Orloski, Sr. The Audit Committee assists the Board in fulfilling its responsibility for the safeguarding of assets and oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company. The Audit Committee met four times during the last fiscal year.

     The Compensation Committee periodically reviews, implements and administers the compensation policies and programs for, and the performance of, the Company's executive officers and establishes guidelines for the compensation of other personnel. The Compensation Committee met four times during the last fiscal year.

     The Nominating Committee was formed in fiscal year 2003 to oversee the nomination of qualified members for the Company's Board of Directors. The Nominating Committee did not meet during the last fiscal year.

     The Stock Option Committee administers the Company's 1996 Equity Compensation Plan. The Stock Option Committee did not meet in fiscal year 2003.

     The Strategic Planning Committee meets periodically to review and make recommendations regarding the Company's strategic plan. The Strategic Planning Committee did not meet during the last fiscal year.

      The Sub Committee of the Strategic Planning Committee was formed in fiscal year 2003 and meets periodically to review fuel vendor relationships. The Sub Committee of the Strategic Planning Committee met nine times during the past fiscal year.

     Each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors and meetings of Board Committees on which such Director served.

     The Board has determined that Jack G. Najarian is an "audit committee financial expert" as defined under recently adopted rules of the Securities and Exchange Commission, and that Mr. Najarian is independent as that term is defined in the listing standards of The American Stock Exchange.

     COMPENSATION OF DIRECTORS. During the 2003 fiscal year, each Director who was not an employee of the Company received a retainer of $7,500, of which approximately $5,000 was paid in shares of Common Stock (3,875 shares per non-employee Director). Pursuant to the Company's 1996 Equity Compensation Plan, all non-employee Directors also receive annual nonqualified stock option grants for 2,000 shares of common stock plus 500 shares for each full year the Director has served as a member of the board, up to a maximum of 4,000 shares per grant, on the date of each annual meeting. In addition, newly appointed or elected non-employee Directors receive an initial stock option grant for 5,000 shares. Accordingly, during the 2003 fiscal year, each non-employee Director received grants of stock options to purchase 4,000 shares of the Company's Common Stock (3,500 for Mr. Orloski) at an exercise price of $1.29 for serving as a Director during fiscal year 2003. Each non-employee Director also received $1,000 for each board or committee meeting attended. Committee chairmen received $2,000 for each meeting they chaired.

     CODE OF ETHICS. The Company has adopted a code of ethics (as that term is defined in Item 406 of Regulation S-K) (the "Code of Ethics") that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and other employees of the Company. A copy of the Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth the total annual compensation paid or accrued by the Company to or for its Chief Executive Officer and other executive officers who were employed by the Company during fiscal year 2003 (the "named executive officers") for the periods listed below:

                           SUMMARY COMPENSATION TABLE


                                                                                   LONG-TERM COMPENSATION
                                                                              -------------------------------
                                                                                  AWARDS
                                                                              ---------------
                                                                                SECURITIES
                                           ANNUAL COMPENSATION                  UNDERLYING                          ALL
                                    ---------------------------------           OPTIONS/SARS                       OTHER
NAME AND PRINCIPAL POSITION         YEAR     SALARY ($)      BONUS ($)         (# OF SHARES)      PAYOUTS ($)    COMP. ($)
---------------------------         ----     ----------      ---------        ---------------   --------------  -----------
Henry D. Sahakian,                  2003     333,400             0                        0                0        3,334(c)
Chairman of the Board               2002     333,400             0                   50,000                0      60,447(a)(b)(c)
and Chief Executive                 2001     333,400         8,895                   45,000                0      60,251(a)(b)(c)
Officer

Ara M. Kervandjian,                 2003     148,081             0                        0                0      0
President                           2002     122,596             0                  125,000                0      0

N. Gregory Petrick,                 2003     130,000             0                        0                0       8,150(a)(c)
Executive Vice President            2002     130,000             0                   25,000                0       9,896(a)(b)(c)
and Chief Financial Officer         2001     125,000         3,335                   22,500                0      12,999(a)(b)(c)

Stuart W. Sivak,                    2003     119,616             0                        0                0         931(c)
Executive Vice President,
Operations (d)


(a) Includes premiums paid by the Company on a split-dollar insurance policy on the life of N. Gregory Petrick in the amount of $6,200 for the fiscal year ended September 30, 2003; premiums paid on the lives of Henry D. Sahakian and N. Gregory Petrick in the amounts of $55,705 and $6,200, respectively, for the fiscal year ended September 30, 2002, premiums on the lives of Henry D. Sahakian and N. Gregory Petrick in the amounts of $53,590 and $6,200, respectively, for the fiscal year ended September 30, 2001.

(b) Includes Company contributions to the Company's Deferred Compensation Plan for Messrs. Sahakian and Petrick in the amounts of $1,250 and $1,250 and earnings of $620 and $620, respectively, for the fiscal year ended September 30, 2002, contributions in the amounts of $5,000 and $5,000, respectively, for the fiscal year ended September 30, 2001. The Company's Deferred Compensation Plan was terminated in January 2002.

(c) Includes Company contributions to the Company's Retirement Savings and Incentive Plan (the "Savings Plan") for Messrs. Sahakian, Petrick and Sivak in the amounts of $3,334, $1,950 and $931, respectively, for the fiscal year ended September 30, 2003; contributions for Messrs. Sahakian and Petrick in the amounts of $2,872 and $1,826, respectively, for the fiscal year ended September 30, 2002, and contributions for Messrs. Sahakian and Petrick in the amounts of $1,661 and $1,799, respectively, for the fiscal year ended September 30, 2001.

(d)  Mr. Sivak was named Executive Vice President, Operations on April 3, 2003.

     GRANTS OF STOCK OPTIONS. There were no incentive stock options granted to the Company's named executive officers during the fiscal year ended September 30, 2003.

     STOCK OPTION EXERCISES AND FISCAL YEAR-END STOCK OPTION VALUES. The following table sets forth information concerning stock options exercised during the 2003 fiscal year and the value of stock options held at the end of the fiscal year ended September 30, 2003 by each of the Company's named executive officers:

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                          NUMBER OF
                                                          SECURITIES          VALUE OF
                                                         UNDERLYING          UNEXERCISED
                                                         UNEXERCISED        IN-THE-MONEY
                                                       OPTIONS/SARS AT      OPTIONS/SARS
                           SHARES                         FY-END (#)       AT FY-END ($)
                           ACQUIRED      VALUE         ---------------     -------------
                             ON         REALIZED        EXERCISABLE/        EXERCISABLE/
NAME                       EXERCISE       ($)           UNEXERCISABLE      UNEXERCISABLE
----                       --------     --------       ---------------     -------------
Henry D. Sahakian             0            0          133,000 / 40,000       1,875 / 0
Ara M. Kervandjian            0            0           62,500 / 62,500         625 / 625
N. Gregory Petrick            0            0           75,000 / 20,000       1,750 / 625
Stuart W. Sivak               0            0           72,584 / 40,666         725 / 500



     All options held by the named individuals were fully exercisable at September 30, 2003 except one-half of the options granted during fiscal year 2002 and one-third of the options granted during fiscal year 2001. The Company does not currently grant any long-term incentives, other than stock options, to its executives or other employees. Similarly, the Company does not sponsor any defined benefit or actuarial plans at this time.

     EMPLOYMENT AGREEMENTS. The Company has entered into a change-in-control agreement with each of Messrs. H. Sahakian, Kervandjian, Petrick and Sivak, which provides for, among other things, the payment of an amount equal to 2.99 times the officer's base compensation if such officer's employment is terminated in connection with a change in control of the Company.

     TRANSACTION SUCCESS BONUS PLAN. In connection with the Company's evaluation of strategic alternatives, including the possible sale of a significant number of convenience stores or the sale of all or substantially all of the Company's outstanding common stock or assets, the Company adopted a "Transaction Success Bonus Plan" (the "Bonus Plan") to create certain financial incentives for each of Messrs. H. Sahakian, Kervandjian and Petrick. Pursuant to the Bonus Plan, if the proceeds from such a transaction meet certain financial thresholds, Messrs. Sahakian, Kervandjian and Petrick will share a "bonus pool" ranging from $500,000 to $1,000,000 (depending upon the amount of the proceeds and the nature of the transaction). The bonus pool will be allocated 50% to Mr. Sahakian and 25% each to Messrs. Kervandjian and Petrick.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 201(d) of Regulation S-K is set forth in
Item 5 of this Report.

     The following table sets forth, as of December 31, 2003, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each of the Company's Directors and named executive officers and (iii) all of the Directors and executive officers as a group. As of such date, there were 7,202,979 shares of Common Stock outstanding.


                                                                              Common Stock
                                                                         Beneficial Ownership (1)
                                                                     -------------------------------
Name and Address of Beneficial Owner (2)                                  Shares          Percentage
----------------------------------------                             ---------------      ----------
Henry D. Sahakian                                                      1,112,226(3)          15.2%
Herbert C. Graves                                                         53,660(4)           0.7
Ara M. Kervandjian                                                       171,809(5)           2.3
Stephen B. Krumholz                                                       39,835(6)           0.6
Jack G. Najarian                                                          32,715(7)           0.5
Frank R. Orloski, Sr.                                                     34,510(8)           0.5
N. Gregory Petrick                                                        79,853(9)           1.1
Anthony S. Regensburg                                                     32,715(10)          0.5
Daniel D. Sahakian                                                     1,192,633(11)         16.5
Gerold C. Shea                                                            41,160(12)          0.6
Stuart W. Sivak                                                          100,126(13)          1.4
All Directors and Executive Officers as a Group (11 persons)           2,697,002             34.7
HP Limited Partnership, 80 Fairhaven Road, Cumberland, RI  02864         701,000              9.7
Dimensional Fund Advisors, Inc., 1299 Ocean Avenue, 11th Floor,
  Santa Monica, CA 90401                                                 472,600              6.6



(1) Includes options to purchase Common Stock granted pursuant to the Company's Equity Compensation Plan and 1996 Equity Compensation Plan exercisable within 60 days.

(2) Except as noted, addresses of all beneficial owners listed are in care of the Company at 477 East Beaver Avenue, State College, PA 16801.

(3) Includes 35,500 shares owned by Henry D. Sahakian's wife, 72,869 shares held in the Savings Plan, 278,900 shares held by HFL Corporation, 5,000 shares held in his Individual Retirement Account, 5,000 shares held as custodian for his grandson and options to purchase 133,000 shares of Common Stock. Henry D. Sahakian is one of two trustees for a trust for the benefit of Daniel D. Sahakian's son. Henry D. Sahakian disclaims beneficial ownership of, and the beneficial ownership in the table above does not include, the stock held by this trust. The beneficial ownership in the table above also does not include 59,309 shares held by his daughter and son-in-law for which he disclaims beneficial ownership.

(4) Includes 15,000 shares held by the Graves Family Partnership and options to purchase 24,000 shares of Common Stock.

(5) Includes 6,800 shares held in an SEP account and options to purchase 112,500 shares of Common Stock.

(6)  Includes options to purchase 24,000 shares of Common Stock.

(7)  Includes options to purchase 19,000 shares of Common Stock.

(8)  Includes options to purchase 15,000 shares of Common Stock.

(9) Includes 6,223 shares held in the Savings Plan and options to purchase 73,500 shares of Common Stock.

(10) Includes options to purchase 19,000 shares of Common Stock.

(11) Includes 322,325 shares held by Daniel D. Sahakian's wife, 278,900 shares held by HFL Corporation, 137,815 shares held as a trustee for two trusts, and options to purchase 35,000 shares of Common Stock.

(12) Includes options to purchase 24,000 shares of Common Stock.

(13) Comprised of 3,543 shares held in the Savings Plan and options to purchase 96,583 shares of Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In fiscal year 2003, the Company leased an office location from Frank R. Orloski, Sr. for $30,000. The lease was entered into in May 2000 and has a term of five years.

     The Company leases one store location from Daniel D. Sahakian, which Mr. Sahakian purchased from HFL Corporation in fiscal year 1995. The lease has a remaining term of four years with two five-year and one four-year renewal options, with the rent increasing by 2% each year. Rent paid to Daniel D. Sahakian under this lease during fiscal year 2003 was $31,100.

     The Company leases four store locations and store equipment from a family limited partnership, a rental company and an individual. Ara M. Kervandjian, an executive officer of the Company, is a general partner with nominal ownership in the limited partnership and a general partner and material owner in the rental company. One store location is owned by Hrach Kervandjian, father of Ara M. Kervandjian. The leases were entered into from April 2002 to September 2002 with terms of four to twelve years, with renewal options and annual increases not to exceed 2% per year. Rent paid under these lease agreements in fiscal year 2003 was $167,700.

     The Company leases its corporate headquarters, certain storage facilities, nine of its store locations, store equipment and one other location from HFL Corporation, which is beneficially controlled by the families of Henry D. Sahakian and Daniel D. Sahakian. The leases for the corporate headquarters were entered into in January 2001 for a term of 10 years and provides for an annual rent of $313,300 with 2% annual increases in years two through five. The lease for the storage facilities was entered into in 1999 for a term of five years, subject to a 4% annual increase, and provide for an aggregate rent of $100,700. The aggregate rent paid to HFL Corporation for the corporate headquarters, parking and storage facilities was $402,700 for fiscal year 2003. The nine leases of store locations and store equipment from HFL Corporation were entered into from October 1992 to January

2002, are for terms of three to twelve years with renewal options and provide for annual rents aggregating $866,900. The aggregate rent paid under these leases to HFL Corporation during fiscal year 2002 was $859,500.

     During fiscal year 2003, the Company received from HFL Corporation $11,200 as reimbursement for certain general and administrative expenses. The Company intends to continue to provide some administrative services for HFL Corporation and expects to be reimbursed therefor.

     In management's opinion, the foregoing lease transactions are (or were, as the case may be) on terms which are at least as favorable as could have been obtained with or from a third party. All such transactions were approved by a majority of the independent directors of the Board.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

             INDEPENDENT AUDITOR FEES FOR FISCAL YEARS 2003 AND 2002

     AUDIT FEES: The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Company's annual financial statements for the fiscal years ended September 30, 2003 and September 30, 2002, and for review of the financial information included in the Company's quarterly reports on Form 10-Q for such fiscal years were $232,500 and $193,500, respectively.

     AUDIT RELATED FEES: Deloitte & Touche LLP billed no audit related fees during the fiscal years ended September 30, 2003 or September 30, 2002.

     TAX FEES: The aggregate fees for services rendered by Deloitte & Touche LLP in connection with income tax preparation for the fiscal years ended September 30, 2003 and September 30, 2002 were $32,500 and $30,000, respectively.

     ALL OTHER FEES: The aggregate fees for services rendered by Deloitte & Touche LLP, other than the services described above for the fiscal year ended September 30, 2003 were $22,400 which primarily included fees for review of the Company's benefit plan, review of Form S-8 Filing, and adoption of Statement of Financial Accounting Standards Nos. 142 and 144. The aggregate fees for services rendered by Deloitte & Touche LLP, other than the services described above for the fiscal year ended September 30, 2002 were $15,000 which primarily included fees for review of the Company's benefit plan.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT
SERVICES

     The Audit Committee has considered whether the provision of non-audit services by the auditors is compatible with maintaining the independence of the Company's auditors.

     All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor must be pre-approved by the Audit Committee. The Audit Committee may delegate its authority to pre-approve such services to one or more of its members, provided that any such pre-approval is presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has not delegated its authority to pre-approve such services to any member as of the present time.

     All audit and non-audit services provided by the independent auditors during 2003 was pre-approved by the Audit Committee.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNI-MARTS, INC.
                                        (Registrant)


                                        By:   /S/ HENRY D. SAHAKIAN
                                              ----------------------------------
                                              Henry D. Sahakian
                                              Chairman of the Board
                                              (Principal Executive Officer)


                                        By:   /S/ N. GREGORY PETRICK
                                              ----------------------------------
                                              N. Gregory Petrick
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Accounting Officer)
                                              (Principal Financial Officer)


                                        DATED: January 27, 2004

                        UNI-MARTS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


Number   Description
------   -----------

31.1     Certification of the Chairman and Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.