Form 10-Q
period 2004-01-01
UNI MARTS INC
filed 2004-02-13
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM________ TO_________

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

        Registrant's telephone number, including area code (814)234-6000

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

          7,202,979 Common Shares were outstanding at January 29, 2004.

                         This Document Contains 30 Pages

                        UNI-MARTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE(S)
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets -
                January 1, 2004 and September 30, 2003                    3-4

              Condensed Consolidated Statements of Operations -
                Quarters Ended January 1, 2004 and January 2, 2003          5

              Condensed Consolidated Statements of Cash Flows -
                Quarters Ended January 1, 2004 and January 2, 2003        6-7

              Notes to Condensed Consolidated Financial Statements       8-17

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     18-24

Item 3.       Quantitative and Qualitative Disclosures
                about Market Risk                                          25

Item 4.       Controls and Procedures                                   26-27

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                             28

Signatures                                                                 29

Exhibit Index                                                              30

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        UNI-MARTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    JANUARY 1,     SEPTEMBER 30,
                                                                       2004            2003
                                                                    -----------    -------------
ASSETS

CURRENT ASSETS:
  Cash                                                              $     5,185     $     6,619
  Accounts receivable - less allowances of $116 and $100,
    respectively                                                          5,664           6,186
  Inventories                                                            19,195          20,167
  Prepaid and current deferred taxes                                         41              57
  Property and equipment held for sale                                   40,496          41,024
  Prepaid expenses and other                                              1,029           1,317
                                                                    -----------     -----------

     TOTAL CURRENT ASSETS                                                71,610          75,370

NET PROPERTY, EQUIPMENT AND
  IMPROVEMENTS                                                           50,386          51,083

NET INTANGIBLE ASSETS                                                       287             385

OTHER ASSETS                                                              1,111           1,123
                                                                    -----------     -----------

     TOTAL ASSETS                                                   $   123,394     $   127,961
                                                                    ===========     ===========

                                   (Continued)

                        UNI-MARTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                     JANUARY 1,    SEPTEMBER 30,
                                                                       2004            2003
                                                                    -----------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $    13,245     $    19,101
  Accrued expenses                                                        7,217           7,425
  Revolving credit agreement                                              7,875           5,705
  Current maturities of long-term debt                                   35,853          36,934
  Current obligations under capital leases                                   94             122
                                                                    -----------     -----------

     TOTAL CURRENT LIABILITIES                                           64,284          69,287

LONG-TERM DEBT, less current maturities                                  34,398          34,358

OBLIGATIONS UNDER CAPITAL LEASES,
  less current maturities                                                    88              92

DEFERRED REVENUE AND OTHER LIABILITIES                                    3,780           4,101

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $1.00 per share:
    Authorized 100,000 shares; issued none                                    0               0
  Common Stock, par value $.10 per share:
    Authorized 16,000,000 shares;
    issued 7,454,383 and 7,453,883 shares, respectively                     745             745
  Additional paid-in capital                                             23,685          23,709

  Retained deficit                                                       (1,908)         (2,618)
                                                                    -----------     -----------
                                                                         22,522          21,836
  Less treasury stock, at cost - 251,404 and
    258,110 shares of Common Stock, respectively                         (1,678)         (1,713)
                                                                    -----------     -----------

     TOTAL STOCKHOLDERS' EQUITY                                          20,844          20,123
                                                                    -----------     -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                       $   123,394     $   127,961
                                                                    ===========     ===========

            See notes to condensed consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          QUARTER ENDED
                                                                     JANUARY 1,      JANUARY 2,
                                                                       2004            2003
                                                                    -----------     -----------
Revenues:
  Merchandise sales                                                 $    36,262     $    35,799
  Gasoline sales                                                         44,741          34,858
  Other income                                                              310             418
                                                                    -----------     -----------
                                                                         81,313          71,075
                                                                    -----------     -----------
Costs and expenses:
  Cost of sales                                                          66,750          56,555
  Selling                                                                10,022          10,225
  General and administrative                                              2,197           1,901
  Depreciation and amortization                                           1,082           1,113
  Interest                                                                  889             921
                                                                    -----------     -----------
                                                                         80,940          70,715
                                                                    -----------     -----------
Earnings from continuing operations before income taxes
  and change in accounting principle                                        373             360
Income tax provision                                                          1              19
                                                                    -----------     -----------
Earnings from continuing operations
  before change in accounting principle                                     372             341

Discontinued operations:
  Earnings (loss) from discontinued operations                              337            (806)
  Income tax provision (benefit)                                              0             (43)
                                                                    -----------     -----------
Earnings (loss) on discontinued operations                                  337            (763)
Cumulative effect of change in accounting principle,
  net of income tax benefit of $310                                           0          (5,547)
                                                                    -----------     -----------
Net earnings (loss)                                                 $       709    ($     5,969)
                                                                    ===========     ===========

Earnings (loss) per share:
  Earnings per share from continuing operations
   Before change in accounting principle                            $      0.05     $      0.05
  Earnings (loss) per share from discontinued operations                   0.05           (0.11)
  Loss per share from change in accounting principle                       0.00           (0.78)
                                                                    -----------     -----------

Net earnings (loss) per share                                       $      0.10    ($      0.84)
                                                                    ===========     ===========
Diluted earnings (loss) per share                                   $      0.10    ($      0.84)
                                                                    ===========     ===========

Weighted average number of common shares outstanding                      7,196           7,131
                                                                    ===========     ===========
Weighted average number of common shares
  outstanding assuming dilution                                           7,249           7,131
                                                                    ===========     ===========

            See notes to condensed consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           QUARTER ENDED
                                                                     JANUARY 1,      JANUARY 2,
                                                                       2004             2003
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others                           $    81,520     $    72,076
  Cash paid to suppliers and employees                                  (83,762)        (74,946)
  Dividends and interest received                                             6               9
  Interest paid                                                            (775)         (1,169)
  Income taxes received (paid)                                               16              (4)
  Other receipts-discontinued operations                                    378              29
                                                                    -----------     -----------

    NET CASH USED IN OPERATING ACTIVITIES                                (2,617)         (4,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from sale of capital assets                                        0              25
  Receipts from sale of discontinued operations                             491               0
  Purchase of property, equipment and improvements                         (386)           (396)
  Cash advanced for intangible and other assets                               0             (72)
  Cash received for intangible and other assets                              37               7
                                                                    -----------     -----------

    NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                                             142            (436)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving credit agreement                                2,170           3,354
  Principal payments on debt                                             (1,129)         (1,075)
  Proceeds from issuance of common stock                                      0               2
                                                                    -----------     -----------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,041           2,281
                                                                    -----------     -----------

NET DECREASE IN CASH                                                     (1,434)         (2,160)

Cash at beginning of period                                               6,619           6,501
                                                                    -----------     -----------

Cash at end of period                                               $     5,185     $     4,341
                                                                    ===========     ===========

                        UNI-MARTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (CONTINUED)
                                   (UNAUDITED)

                                                                           QUARTER ENDED
                                                                     JANUARY 1,      JANUARY 2,
                                                                        2004           2003
                                                                    -----------     -----------
RECONCILIATION OF NET EARNINGS (LOSS) TO
  NET CASH USED IN OPERATING ACTIVITIES:

Net earnings (loss)                                                 $       709    ($     5,969)
Earnings (loss) from discontinued operations, net of
  income tax benefit of $0 and $43                                          337            (763)
                                                                    -----------     -----------
Earnings (loss) from continuing operations                                  372          (5,206)

ADJUSTMENTS TO RECONCILE NET EARNINGS
  (LOSS) TO NET CASH USED IN OPERATING
  ACTIVITIES:
    Depreciation and amortization                                         1,082           1,113
    Loss on sale of capital and other assets                                138             105
    Cumulative effect of change in accounting principle                       0           5,547
    Change in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                                 522           1,297
        Inventories                                                         971           1,841
        Prepaid and other expenses                                          289             132
      Increase (decrease) in:
        Accounts payable and accrued expenses                            (6,065)         (8,586)
        Deferred income taxes and other liabilities                        (304)           (320)
                                                                    -----------     -----------

Net cash used in continuing operations                                   (2,995)         (4,077)
                                                                    -----------     -----------
Net cash provided by discontinued operations                                378              72
                                                                    -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                              ($     2,617)   ($     4,005)
                                                                    ===========     ===========

            See notes to condensed consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.       FINANCIAL STATEMENTS:

         The condensed consolidated balance sheet as of January 1, 2004, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the quarters ended January 1, 2004 and January 2, 2003, respectively, have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at January 1, 2004 and the results of operations and cash flows for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2003. Certain reclassifications have been made to the September 30, 2003 financial statements to conform to classifications used in fiscal year 2004. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full year.

         During fiscal 2003, the Company increased its valuation allowance against the deferred tax asset because it has been determined that it is more likely than not that the Company will not be able to utilize the net operating loss carryforwards ("NOL's"). The increase in the allowance has resulted in a 0.0% tax provision in the first quarter of fiscal 2004.

         As part of the Company's plan to divest of stores, in fiscal 2003 the Company reclassified the assets of 130 stores on its balance sheet as properties held for sale and classified the income and expense of such stores as discontinued operations. At January 1, 2004, the Company had 122 remaining stores classified as assets held for sale on its balance sheet totaling $40.5 million. The Company continues to operate the stores pending their successful negotiation of sale or sublease. At January 1, 2004, the Company had 164 stores classified as continuing operations.

B.       FUTURE OPERATIONS:

         In the last twelve months, the Company continued its store evaluation and strategic initiative program. This evaluation initiative began during fiscal year 2002 when the Company retained financial advisors to evaluate operating strategies including the divestiture of certain store locations and non-operating assets. As a result of this evaluation, during the last twelve months, the Company closed three convenience stores and sold four convenience stores, five Choice Cigarette Discount Outlets ("Choice") and one non-operating location. In addition, the Company's negotiations with certain buyers to divest additional store locations led the Board of Directors to consider the sale of the entire Company when certain potential buyers expressed an interest in acquiring the Company. In fiscal 2003, the Board established a Special Committee, consisting solely of independent directors, that conducted all negotiations relating to the sale of the Company. The Special Committee was advised separately by independent counsel and financial advisors.

         Negotiations with certain potential buyers did not come to fruition for a variety of reasons. As previously reported, one such potential transaction included a merger with an entity controlled by Henry and Daniel Sahakian. In December 2003, the Company agreed to consider a proposal for the acquisition of the Company by an entity owned in part by Henry Sahakian, Daniel Sahakian and Ara Kervandjian. On January 26, 2004, the Company entered into a definitive merger agreement with Green Valley Acquisition Co., LLC, a privately held company formed for the purpose of acquiring the Company ("Green Valley"). The business and affairs of Green Valley are to be managed under the direction of a Board of Managers, which currently consists of six individuals, three of whom have been appointed by an entity controlled by Henry Sahakian, Daniel Sahakian and Ara Kervandjian, and three of whom have been appointed by an entity controlled by individuals who are not affiliated with the Company. Consummation of the merger is subject to various conditions, including shareholder approval, and is expected to be completed in late May or early June 2004.

         Management believes that cash from operations, available credit facilities and asset sales will be sufficient to meet the Company's obligations for the foreseeable future. In the event that the proposed merger with Green Valley is not consummated and the Company is otherwise unable to consummate the divestiture of certain store locations on acceptable terms, there is a risk that the Company could encounter liquidity problems.


C.       INTANGIBLE AND OTHER ASSETS:

         Intangible and other assets consist of the following (in thousands):

                                   JANUARY 1,    SEPTEMBER 30,
                                     2004           2003
                                  -----------    -------------
Lease acquisition costs           $       298     $       298

Noncompete agreements                     250             250

Other intangibles                         190             272
                                  -----------     -----------

                                          738             820

Less accumulated amortization             451             435
                                  -----------     -----------

                                          287             385

Other assets                            1,111           1,123
                                  -----------     -----------

                                  $     1,398     $     1,508
                                  ===========     ===========

         Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms. Goodwill represented the excess of costs over the fair value of net assets acquired in business combinations. As discussed within this report under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies and Estimates," the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, eliminated the requirement to amortize goodwill beginning in the first quarter of fiscal 2003 and resulted in a write-off of goodwill in the amount of $5.8 million.

         Amortization expense for the next five years is as follows (in thousands):

                                     2004     2005      2006      2007      2008      Total
                                     ----     ----      ----      ----      ----      -----
         Lease acquisition costs     $  9     $ 14      $  9      $  9      $  5       $ 46
         Non compete agreements        37       29         0         0         0         66
         Other intangibles            170        5         0         0         0        175
                                     ----     ----      ----      ----      ----       ----
                                     $216     $ 48      $  9      $  9      $  5       $287
                                     ====     ====      ====      ====      ====       ====

D.       REVOLVING CREDIT AGREEMENT:

         On April 20, 2000, the Company executed a 3-year secured $10.0 million revolving loan agreement (the "Agreement") with $3.5 million available for letters of credit. Provisions of the Agreement require the maintenance of certain covenants relating to minimum tangible net worth, interest and fixed-charge coverage ratios, as measured on a quarterly basis. In addition, the Agreement places limitations on capital expenditures, additional debt and payment of dividends. This Agreement bears interest at the Company's option based on a rate of either prime plus 1.0% or LIBOR plus 3.0%. The blended interest rate at January 1, 2004 was 4.56%. The Agreement is collateralized by substantially all of the Company's inventories, receivables, other personal property and selected real properties. At January 1, 2004, the net book value of these selected real properties that are pledged as collateral was $2.4 million. The Company was in compliance with these covenants as of January 1, 2004. Borrowings of $7.9 million and letters of credit of $3.5 million were outstanding under the Agreement at January 1, 2004.

         During fiscal years 2001 and 2002, the Agreement was amended to increase the total credit line, extend the maturity date, revise covenants relating to fixed charge and interest coverage ratios, and provide for additional borrowing on a seasonal basis. At January 1, 2004, the total credit line available for borrowings was $15.0 million, with $3.5 million available for letters of credit and $4.0 million available for the prepayment of debt in connection with the sale of stores (as discussed below and in Footnote E). Effective April 1, 2003, the Company amended the Agreement to extend the maturity date to December 31, 2004, extend the $2.0 million seasonal borrowing increase to April 30, 2004, and revise certain financial covenants.

         As discussed in Footnote E, in connection with the negotiation of Master Property Disposition Agreements relating to certain of the Company's term loans, as of September 30, 2003, the Company entered into an agreement with its revolving credit lender to provide a $4.0 million sub-limit under the revolving credit agreement. This sub-limit may be utilized under certain conditions to pay off term debt associated with stores that are sold. These agreements create a subordinated interest in the several cross-escrow accounts created pursuant to the Master Property Disposition Agreements and continue the lien on working capital assets and certain real property assets created by the original revolving credit agreement. At January 1, 2004, $3.6 million (including the $2.0 million seasonal borrowing increase that expires on April 30, 2004) was available under the Agreement for general working capital purposes and prepayment of debt.

E.       LONG-TERM DEBT:

                                                                     JANUARY 1,    SEPTEMBER 30,
                                                                       2004            2003
                                                                    -----------    -------------
                                                                          (In thousands).
Mortgage Loan.  Principal and interest will be
  paid in 177 remaining monthly installments.  At
  January 1, 2004, the coupon rate was 9.08% and the
  effective interest rate was 9.77%, net of unamortized
  fees of $1,026,198 ($1,054,786 in 2003).                          $    29,727    $      29,949

Mortgage Loan.  Principal and interest will be
  paid in 197 remaining monthly installments.  The
  loan bears interest at LIBOR plus 3.75%.  At January 1,
  2004, the coupon rate was 4.87% and the
  effective interest rate was 5.24%, net of
  unamortized fees of $310,327 ($322,559 in 2003).                       19,512           19,702

Mortgage Loan.  Principal and interest will be
  paid in 198 remaining monthly installments.  At
  January 1, 2004, the coupon rate was 10.39% and the
  effective interest rate was 10.71%, net of unamortized
  fees of $102,216 ($104,665 in 2003).                                    6,331            6,366

Mortgage Loans.  Principal and interest are paid in
  monthly installments.  The loans expire in 2009,
  2010, 2020 and 2021.  Interest ranges from the
  prime rate to LIBOR plus 3.75%.  At January 1, 2004,
  the blended coupon rate was 5.87% and the
  effective interest rate was 6.21%, net of
  unamortized fees of $135,797 ($137,563 in 2003).                        6,830            6,909

Revolving Credit Agreement.  Interest is paid
  monthly.  The blended interest rate at January 1, 2004
  was 4.56%.  (See Note D).                                               7,875            5,705

Equipment Loans.  Principal and interest will be
  paid in monthly installments.  The loans expire
  in 2010 and 2011 and bear interest at LIBOR plus
  3.75%.  At January 1, 2004, the blended coupon rate was
  4.87% and the effective interest rate was 5.31%, net of
  unamortized fees of $75,648 ($91,716 in 2003).                          7,120            7,616

Equipment Loan.  Principal and interest will be
  paid in 77 remaining monthly installments.  The loan
  expires in 2010.  At January 1, 2004, the coupon rate was
  10.73% and the effective interest rate was 11.12%,
  net of unamortized fees of $8,263 ($9,450 in 2003).                       731              750
                                                                    -----------    -------------

                                                                         78,126           76,997

Less current maturities                                                  43,728           42,639
                                                                    -----------    -------------

                                                                    $    34,398    $      34,358
                                                                    ===========    =============

         The mortgage loans are collateralized by $65,121,000 of property, at net book value, of which $25,703,200 relates to assets classified as held for sale on the balance sheet. The equipment loans are collateralized by $4,384,800 of equipment, at net book value, of which $2,355,900 relates to assets classified as held for sale on the balance sheet.

         The Company has classified $33.2 million of its debt as current maturities relating to assets held for sale. However, $32.7 million becomes due only when sales of the assets of store locations classified as held for sale on the balance sheet are consummated and the remaining $500,000 are regularly scheduled debt payments.

         Aggregate maturities of long-term debt (net of loan fee amortization) during the next five years are as follows (in thousands):

         September 30,
             2004           $ 42,777
             2005              1,809
             2006              1,942
             2007              2,085
             2008              2,238
          Thereafter          27,275
                            --------
                            $ 78,126
                            ========

         As of September 30, 2003, the Company entered into several Master Property Disposition Agreements that amended, through October 31, 2004, certain terms of the various loan agreements originated originating with and now serviced by GE Capital Franchise Finance Corporation, (formerly Franchise Finance Corporation of America), ("FFCA"). Under these agreements, the lenders will permit the disposition and release of their security interest on certain real property and equipment assets that are part of the Company's strategic disposition program. In addition, the lenders will accept reduced prepayment penalties or yield maintenance payments, and forbear from enforcing any property fixed charge ratio covenants, corporate fixed charge ratio covenants, or net worth covenants for the duration of the agreements. The agreements also establish several cross-escrow accounts, create liens against these accounts, and continue the liens on certain real property and equipment assets that were part of the original loan. Simultaneously, the Company entered into an agreement with its revolving credit lender to provide a $4.0 million sub-limit under its existing revolving credit agreement. (See Footnote D)

F.       RELATED PARTY TRANSACTIONS:

         Certain directors and officers of the Company are also directors, officers or controlling shareholders of other entities from which the Company leases its corporate headquarters and various store and other locations under agreements classified as operating leases. In addition, the Company leases store locations from entities controlled by, or from persons related to, certain directors and officers of the Company. Aggregate rentals in connection with all such leases for the quarters ended January 1, 2004 and January 2, 2003 were $373,800 and $370,100, respectively.

         The Company charges an affiliate for general and administrative services provided. Such charges amounted to $2,800 in each of the quarters ended January 1, 2004 and January 2, 2003.

         On January 26, 2004, the Company entered into a definitive merger agreement with Green Valley Acquisition Co., LLC, a privately-held company formed for the purpose of acquiring the Company. The business and affairs of Green Valley Acquisition Co. LLC are to be managed under the direction of a Board of Managers, which currently consists of six individuals, three of whom have been appointed by an entity controlled by Henry Sahakian, Daniel Sahakian and Ara Kervandjian, and three of whom have been appointed by an entity controlled by individuals who are not affiliated with the Company. (See Footnote B)

G.       RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that such assets with indefinite lives not be amortized but be tested annually for impairment and provides specific guidance for such testing. This statement also requires disclosure of information regarding goodwill and other assets that was previously not required. In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill as of October 1, 2002 and completed its impairment test, using a discounted cash flow approach, during the 2003 second fiscal quarter. As a result, the Company wrote-off its total goodwill balance of $5,857,000.

         The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," effective October 1, 2002. SFAS No. 144 addressed the financial accounting and reporting for the impairment or disposal of long-lived assets. There was no impact on the Company's consolidated financial position or results of operations as a result of the adoption of SFAS No. 144. (See "Critical Accounting Policies and Estimates").

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

         In January 2004, the FASB revised the Interpretation and issued FIN 46(R) which delays the effective date of FIN 46 prior to revision, except for special-purpose entities, and has separate effective dates for certain public entities that are small business issuers as defined by the SEC. The Company must apply FIN 46 or FIN 46R for special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. FIN 46R must be applied to all entities no later than the end of the first reporting period that ends after March 15, 2004. Based on management's assessment as of the date of this report, management has determined that the adoption of FIN 46 has not had an impact on the Company's financial position or results of operations.

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

         The estimated fair values of the Company's financial instrument liabilities are as follows (in thousands):

                                        January 1, 2004        September 30, 2003
                                      Carrying      Fair      Carrying      Fair
                                       Amount      Value       Amount      Value
                                      --------    --------    --------    --------
Long-term debt:
  Current maturities                  $ 42,777    $ 42,777    $ 42,639    $ 42,639
  Long-term debt                      $ 35,349    $ 37,153    $ 34,358    $ 36,937

Obligations under capital leases:
  Current maturities                  $     94    $     94    $    122    $    122
  Long-term debt                      $     88    $     95    $     92    $    101

I.       DEFERRED REVENUE AND OTHER LIABILITIES:

         The Company generally records revenues when products are sold or services rendered. In certain instances, the Company receives advance payments for purchase commitments or other services and records revenue from such payments as purchase commitments are met and services are performed in accordance with the terms of the related contractual arrangements.

         Deferred revenue and other liabilities includes the following (in thousands):

                                   January 1,     September 30,
                                     2004             2003
                                  -----------     -------------
Deferred revenue                  $     3,696     $       4,011
Other non-current liabilities              84                90
                                  -----------     -------------

                                  $     3,780     $       4,101
                                  ===========     =============

J.       DISCONTINUED OPERATIONS:

         During fiscal year 2003, the Company announced plans to divest 130 stores and reclassified the assets relating to these stores as assets held for sale in accordance with the adoption of SFAS 144. At January 1, 2004, the Company had 122 remaining stores classified as assets held for sale on its balance sheet with a net book value of $40.5 million. The income and expense relating to these stores is reported as discontinued operations for all periods presented in the accompanying financial statements and are reported separately from the results of continuing operations. The Company continues to operate these stores pending successful negotiation of their sale or sub-lease.

         The following is a summary of the operating results and net earnings
         (loss) of discontinued operations (in thousands, except per share data):

                                                           Quarter Ended
                                                     January 1,      January 2,
                                                       2004             2003
                                                    -----------     -----------

Revenues                                            $    41,261     $    38,836

Earnings (loss) from discontinued operations        $       337    ($       806)
Income tax provision (benefit)                                0             (43)
                                                    -----------     -----------

Net earnings (loss) from discontinued operations    $       337    ($       763)
                                                    ===========     ===========

Earnings (loss) per share from
  discontinued operations                           $      0.05    ($      0.11)
                                                    ===========     ===========

K.    COMMITMENTS AND CONTINGENCIES:

      (1) Leases -- The Company leases its corporate headquarters, 119 of its store locations, certain equipment, offices, and maintenance and storage facilities. Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at January 1, 2004 are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses.

                            Capital    Operating    Rental
                             Leases     Leases      Income
                            -------    ---------    -------
                                    (In thousands)
Nine months ending
  September 30, 2004        $   103    $   4,385    $   557
Fiscal Year 2005                 31        4,757        612
Fiscal Year 2006                 31        3,506        440
Fiscal Year 2007                 31        3,331        372
Fiscal Year 2008                 21        2,274        303
Thereafter                        0        5,967        226
                            -------    ---------    -------

Total future minimum
  lease payments                217    $  24,220    $ 2,510
                                       =========    =======
Less amount representing
  interest                       35
                            -------

Present value of future
  payments                      182
                            -------

Less current maturities          94
                            -------

                            $    88
                            =======

      (2) Contingent Bonus -- If the proposed merger between the Company and Green Valley, described above in Footnote B (the "Merger"), is completed, certain executive officers, including Henry Sahakian and Ara Kervandjian will be eligible to receive bonuses pursuant to a Transaction Success Bonus Plan adopted by the Company in 2003. The aggregate amount of such bonuses available under the plan is estimated to be between $0 and $500,000 and will be based on several factors, including the purchase price, the outstanding debt of the Company at closing and transaction related expenses.

      (3) Litigation -- The Company is involved in litigation and other legal matters which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

          In connection with the Merger, subsequent to the period covered by this Quarterly Report on Form 10-Q, three lawsuits were filed on behalf of stockholders of the Company in Delaware Chancery Court against the Company, the members of the Company's Board of Directors and, in two of the actions, Green Valley, seeking an injunction prohibiting the Company from completing the merger, rescission of the merger if it is consummated or the award of rescissory damages, compensatory damages, and an award of attorneys' fees and costs of the lawsuit. The Company believes that the allegations in the complaints are without merit and intends to defend the lawsuits vigorously.

L.       STOCK BASED COMPENSATION:

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

                                                                          Quarter Ended
                                                                     January 1,      January 2,
                                                                       2004            2003
                                                                    -----------     -----------
Net earnings (loss), as reported                                    $       709     ($    5,969)
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects                                                        0               0
                                                                    -----------     -----------
Pro forma net earnings (loss)                                       $       709     ($    5,969)
                                                                    ===========     ===========
Basic and diluted net earnings (loss)
  per share as reported                                             $      0.10     ($     0.84)
                                                                    ===========     ===========
Pro forma basic and diluted net earnings
  (loss) per share                                                  $      0.10     ($     0.84)
                                                                    ===========     ===========

M.       CHANGES IN SECURITIES:

         During the first quarter of fiscal 2004, the Uni-Marts, Inc. Retirement Savings and Incentive Plan purchased 6,706 shares of the Company's treasury stock for $35,610 to fund its 401(k) retirement plan, resulting in a decrease of additional paid-in capital of $24,545. The Company issued 500 shares of common stock to an employee upon the exercise of stock options pursuant to the Company's 1996 Equity Compensation Plan. The issuance of these shares resulted in an increase of $650 to additional paid-in capital. The net effect of these transactions in the first quarter of fiscal 2004 was a decrease to additional paid-in capital of $23,895.

                                                      Additional
                                                         Paid
                                Shares     Amount     in Capital
                                ------    --------    ----------
January 1, 2004:
Sale of treasury stock          (6,706)   ($35,610)     ($24,545)
Exercise of stock options          500         700           650
                                ------    --------      --------
                                (6,206)   ($34,910)     ($23,895)
                                ======    ========      ========
January 2, 2003:
Sale of treasury stock          (8,338)   ($43,775)     ($32,518)
Employee stock purchase plan     1,524       2,042         1,890
Exercise of stock options            0           0             0
                                ------    --------      --------
                                (6,814)   ($41,733)     ($30,628)
                                ======    ========      ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     OPERATING DATA (RETAIL LOCATIONS ONLY)

Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:

                                                                          QUARTER ENDED
                                                                     JANUARY 1,      JANUARY 2,
                                                                        2004           2003
                                                                    -----------     -----------
Revenues:
  Merchandise sales                                                        44.6%           50.4%
  Gasoline sales                                                           55.0            49.0
  Other income                                                              0.4             0.6
                                                                    -----------     -----------
     Total revenues                                                       100.0           100.0

Cost of sales                                                              82.1            79.6
                                                                    -----------     -----------

Gross profit:
  Merchandise (as a percentage of
    merchandise sales)                                                     30.5            30.8
  Gasoline (as a percentage of
    gasoline sales)                                                         7.1             8.8
Total gross profit                                                         17.9            20.4

Costs and expenses:
  Selling                                                                  12.3            14.4
  General and administrative                                                2.7             2.7
  Depreciation and amortization                                             1.3             1.6
  Interest                                                                  1.1             1.3
                                                                    -----------     -----------
     Total expenses                                                        17.4            20.0

Earnings from continuing operations
  before income taxes and change in
  accounting principle                                                      0.5             0.4
Income tax provision                                                        0.0             0.0
                                                                    -----------     -----------
Earnings from continuing operations
  before change in accounting principle                                     0.5             0.4
                                                                    -----------     -----------

Discontinued operations:
  Earnings (loss) from discontinued operations                              0.4            (1.1)
  Income tax provision (benefit)                                            0.0            (0.1)
                                                                    -----------     -----------
Earnings (loss) on discontinued operations                                  0.4            (1.0)

Cumulative effect of change in
  accounting principle, net of income tax
  benefit                                                                   0.0            (7.8)
                                                                    -----------     -----------

Net earnings (loss)                                                         0.9%           (8.4)%
                                                                    ===========     ===========

RESULTS OF OPERATIONS:

RISKS THAT COULD AFFECT FUTURE RESULTS

A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q that are not historical or current facts, including statements regarding the Company's plans and strategies or future financial performance, deal with potential future circumstances and developments. These forward-looking statements frequently can be identified by the use of terminology such as "believes," "expects," "may," "will," "should" or "anticipates" (or the negative or other variations thereof) or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to other factors described elsewhere in this report, the Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation, general economic, business and market conditions; environmental, tax and tobacco legislation or regulation; volatility of gasoline prices, margins and supplies; competition and ability to maintain merchandising margins; the ability to successfully consummate the Company's divestiture program; the sufficiency of cash balances, cash from operations and cash from asset sales to meet future cash obligations; volume of customer traffic; weather conditions; labor costs; the level of capital expenditures; and costs associated with litigation.

OVERVIEW

In the last twelve months, the Company continued its store evaluation and strategic initiative program. This evaluation initiative began during fiscal year 2002 when the Company retained financial advisors to evaluate operating strategies including the divestiture of certain store locations and non-operating assets. As a result of this evaluation, during the last twelve months, the Company closed three convenience stores and sold four convenience stores, five Choice Cigarette Discount Outlets ("Choice") and one non-operating location. In addition, the Company's negotiations with certain buyers to divest additional store locations led the Board of Directors to consider the sale of the entire Company when certain potential buyers expressed an interest in acquiring the Company. In fiscal 2003, the Board established a Special Committee, consisting solely of independent directors, that conducted all negotiations relating to the sale of the Company. The Special Committee was advised separately by independent counsel and financial advisors.

Negotiations with certain potential buyers did not come to fruition for a variety of reasons. As previously reported, one such potential transaction included a merger with an entity controlled by Henry and Daniel Sahakian. In December 2003, the Company agreed to consider a proposal for the acquisition of the Company by an entity owned in part by Henry Sahakian, Daniel Sahakian and Ara Kervandjian. On January 26, 2004, the Company entered into a definitive merger agreement with Green Valley Acquisition Co., LLC, a privately held company formed for the purpose of acquiring the Company. The business and affairs of Green Valley are to be managed under the direction of a Board of Managers, which currently consists of six individuals, three of whom have been appointed by an entity controlled by Henry Sahakian, Daniel Sahakian and Ara Kervandjian, and three of whom have been appointed by an entity controlled by individuals who are not affiliated with the Company. Consummation of the merger is subject to various conditions, including shareholder approval, and is expected to be completed in late May or early June 2004.

If the Company is unsuccessful in consummating the merger or its disposition strategy, the Company could encounter liquidity problems.

QUARTERS ENDED JANUARY 1, 2004 AND JANUARY 2, 2003

At January 1, 2004, the Company operated 286 stores, which were comprised of 223 Uni-Mart convenience stores and 63 Choice stores. Of these locations, three were franchised and 235 offered self-service gasoline. In the fiscal quarter, the Company sold four Choice stores and closed two Uni-Mart convenience stores. The Company had seven fewer convenience stores and five fewer Choice stores in operation in the first fiscal quarter ended January 1, 2004 compared to the first fiscal quarter ended January 2, 2003.

As part of the Company's plan to divest of stores, in fiscal 2003 the Company reclassified the assets of 130 stores on its balance sheet as properties held for sale and classified the income and expense of such stores as discontinued operations. At January 1, 2004, the Company had 122 remaining stores classified as discontinued operations on its balance sheet totaling $40.5 million. Although these stores are now classified as discontinued operations, the Company intends to continue to operate these stores pending successful negotiation of their sale or sub-lease.

CONTINUING OPERATIONS

For the first quarter of fiscal 2004, ended January 1, 2004, revenues from continuing operations of 164 stores were $81.3 million, an increase of $10.2 million, or 14.4%, compared to revenues of $71.1 million for the first quarter of fiscal 2003. The increase in revenues is primarily the result of a 28.4% increase in gasoline sales at continuing operations as a result of a 35.3 cent per gallon increase in the average reported retail price per gallon of petroleum sold at the Company's locations in the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003. The 35.3 cent per gallon price increase includes the effect of the Company's change in payment method for Pennsylvania gasoline taxes of 25.9 cents per gallon. As previously reported, in June 2003 the Company changed its payment method for gasoline taxes for its Pennsylvania stores and now includes the gasoline taxes in its average reported retail price per gallon and its cost of sales. This change in payment method has no effect on gross profits.

Gasoline sales in the first quarter of fiscal year 2004 were $44.7 million, an increase of $9.9 million, compared to gasoline sales of $34.8 million in the first quarter of fiscal 2003. The gasoline sales increase includes approximately $6.5 million for gasoline taxes for the Company's Pennsylvania stores which was not included in gasoline sales in the first quarter of fiscal year 2003.

Merchandise sales were $36.3 million, an increase of $463,000, or 1.3%, compared to merchandise sales of $35.8 million recorded in the first quarter of fiscal 2003. Other income declined by $108,000 to $310,000 for the current fiscal quarter. Merchandise sales from continuing operations at comparable stores increased by 2.6%, while gasoline gallons sold from continuing operations at comparable stores declined by 0.6% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

Gross profits on merchandise sales increased by $43,000 to $11.1 million in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. Merchandise gross margins increased by 0.4% as higher merchandise sales were offset by a 0.3% decline in the merchandise gross profit rate in the first quarter of fiscal 2004.

Gross profits on gasoline sales increased by $107,000, or 3.5%, to $3.2 million in the first quarter of fiscal 2004, compared to gasoline gross margins of $3.1 million in the first quarter of fiscal 2003. A 4.8% increase in the gasoline gross profit per gallon sold was offset by a 1.2% decline in gallons sold in the current fiscal quarter.

The Company reported a 2.0% decline in selling expenses in the first fiscal quarter to $10.0 million due to lower maintenance expenses in comparison to the same period in fiscal 2003. General and administrative expense increased by 15.6%, or $296,000, to $2.2 million, compared to $1.9 million due primarily to increased legal and audit fees. Depreciation and amortization expense declined by $31,000, or 2.8%, to $1.1 million as the result of the adoption of SFAS 142, lower levels of capital expenditures and fewer stores in operation in the current fiscal quarter. Interest expense declined by 3.5% to $889,000 for the first quarter of fiscal 2004, due to lower borrowing levels and interest rates in the first fiscal quarter of 2004, in comparison to the first fiscal quarter of 2003.

For the first quarter of fiscal 2004, earnings from continuing operations, before income taxes and change in accounting principle, were $373,000, compared to earnings from continuing operations, before income taxes and change in accounting principle, of $360,000 in the first quarter of fiscal 2003. The Company recorded a provision for income taxes of $1,000, compared to an income tax provision of $19,000 in the first quarter of fiscal 2003. Earnings from continuing operations before the change in accounting principle were $372,000, or $0.05 per share, for the first quarter of fiscal 2004, compared to earnings from continuing operations before the change in accounting principle of $341,000, or $0.05 per share, for the prior year's first fiscal quarter.

DISCONTINUED OPERATIONS

The Company reported earnings from discontinued operations in the first quarter of fiscal 2004 of $337,000, compared to a loss of $806,000 in the first quarter of fiscal 2003. The earnings improvement from discontinued operations was primarily the result of the discontinuance of $795,000 of depreciation on assets held for sale, as well as lower salaries and wages and interest expense. The Company had no income tax provision in the first quarter of fiscal 2004, compared to an income tax benefit of $43,000 for the first quarter of fiscal 2003. Earnings from discontinued operations for the first fiscal quarter of 2004 were $337,000, or $0.05 per share, compared to a loss on discontinued operations of $763,000, or $0.11 per share, in the first quarter of fiscal 2003.

OTHER

The Company reported a one-time non-cash charge of $5.5 million, or a net loss of $0.78 per share, in the first quarter of fiscal 2003 due to a change in accounting principle relating to the adoption of Statement of Financial Accounting Standard No. 142 and the write-off of the Company's goodwill.

During fiscal 2003, the Company increased its valuation allowance against the deferred tax asset because it was determined that it is more likely than not that the Company will not be able to fully utilize the NOL's. This increase in the reserve has resulted in a 0.0% tax provision in comparison to a 5.3% tax benefit in the first quarter of fiscal 2003.

Total net earnings for continued and discontinued operations for the first quarter ended January 1, 2004 were $709,000, or $0.10 per share, compared to total net losses of $5.9 million, or $0.84 per share, for the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Most of the Company's sales are for cash and its inventory turns over rapidly. From time to time, the Company utilizes portions of its cash to acquire and construct new stores and renovate existing locations.

As of April 1, 2003, the Company amended its revolving credit agreement (the "Agreement") to extend the maturity date to December 31, 2004 and revise covenants relating to interest and fixed-charge coverage ratios. As of September 30, 2003, the Company entered into an agreement with its revolving credit lender to provide a $4.0 million sub-limit under its existing revolving credit agreement as discussed in Footnotes D and E to the Consolidated Financial Statements. At January 1, 2004, $3.6 million was available for borrowing under this Agreement for general working capital and prepayment of debt. In addition, the Company's liquid fuels tax bond expired in the third fiscal quarter of 2003. Due to the expiration of the bond, the Company pays the liquid fuels tax on purchases directly to the vendors within its normal payment terms. The Company utilizes its working capital credit facility to mitigate the cash flow impact of the liquid fuels tax bond expiration.

Capital requirements for debt service and capital leases for the remainder of fiscal year 2004 are approximately $42.9 million, which includes $33.2 million related to the Company's divestiture plan and $7.9 million in revolving credit that have been classified as current. The Company anticipates capital expenditures for the remainder of fiscal year 2004 of $1.5 million, funded from cash flows from operations. These capital expenditures include normal replacement of store equipment and gasoline-dispensing equipment and upgrading of the Company's in-store and corporate data processing systems.

Management believes that cash from operations, available credit facilities and asset sales will be sufficient to meet the Company's obligations for the foreseeable future. In the event that the Company cannot consummate proposed asset sales, there is a risk that the Company could encounter liquidity problems.

CONTRACTUAL OBLIGATIONS

Below is a summarized list of the Company's contractual obligations relating to long-term debt, capitalized leases, noncancelable operating leases and gasoline supply agreements at January 1, 2004 (in thousands):


                                   2004        2005        2006        2007       2008      Thereafter     Total
                                 --------    --------    --------    --------    -------    ----------    --------
Contractual Obligations:
 Long-term debt
  (including interest)           $ 48,270    $  4,430    $  4,445    $  4,459    $ 4,474    $   29,360    $ 95,438
Capitalized leases
  (including interest)                103          31          31          31         21             0         217
  Operating leases                  4,385       4,757       3,506       3,331      2,274         5,967      24,220
Gasoline supply agreements(1)     105,692     121,212     100,261      96,538     81,656        78,390     583,749
                                 --------    --------    --------    --------    -------    ----------    --------
                                 $158,450    $130,430    $108,243    $104,359    $88,425    $  113,717    $703,624
                                 ========    ========    ========    ========    =======    ==========    ========

------------
(1) The Company has agreements with four gasoline suppliers with terms ranging from 6 to 15 years. These agreements obligate the Company to purchase specified quantities of gasoline at market prices from the various suppliers over the life of the contracts. On an annualized basis, the minimum required purchases under these agreements total approximately 96.5 million gallons. The estimated minimum purchase obligations reflected in the table above are calculated based on the gallon purchase requirements remaining under the contracts at a current market price of $1.46 per gallon. Although the Company did not meet the minimum purchase requirements in fiscal year 2003, the Company does not expect any material change to its obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The discussion and analysis of the Company's financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to self-insured liabilities, impairment of long-lived assets and income taxes. The Company bases its estimates on historical experience, current and anticipated business conditions, the condition of the financial markets, and various other assumptions that are believed to be reasonable under existing conditions. Actual results may differ from these estimates.

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

During the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") Nos. 142 and 144. SFAS No. 142 requires that assets with indefinite lives not be amortized but tested annually for impairment and provides specific guidance for such testing. SFAS No. 144 provides additional guidance for impairment testing and determination of when an asset is considered to be for sale. The Company completed its impairment test during the second quarter of fiscal 2003 and the adoption of SFAS No. 142 resulted in the write-off of goodwill in the amount of $5,857,000. Furthermore, in accordance with SFAS No. 144, at January 1, 2004 the Company had reclassified as assets held for sale $40.5 million relating to 122 remaining stores that the Company plans to sell or sublet, reclassified the related debt totaling $33.2 million as current maturities, and classified the income and expense of such stores as discontinued operations. During fiscal year 2003, the Company recognized a $654,000 loss relating to the future disposal of certain locations.

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

To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, mortgage loans and equipment loans at January 1, 2004.

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

                             FISCAL YEAR OF MATURITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                               TOTAL        FAIR
                                                                                                               DUE AT     VALUE AT
                                          2004        2005       2006       2007       2008     THEREAFTER    MATURITY    1/01/04
                                        --------    -------    -------    -------    -------    ----------    --------    --------
Interest-rate sensitive assets:
  Noninterest-bearing
    checking accounts                   $  2,611    $     0    $     0    $     0    $     0    $        0    $  2,611    $  2,611

  Interest-bearing
    checking accounts                   $  2,574    $     0    $     0    $     0    $     0    $        0    $  2,574    $  2,574
  Average interest rate                     0.90%                                                                 0.90%         --
                                        ------------------------------------------------------------------------------------------
     Total                              $  5,185    $     0    $     0    $     0    $     0    $        0    $  5,185    $  5,185
     Total average interest rate            0.45%                                                                 0.45%         --

Interest-rate sensitive liabilities:
  Variable-rate borrowings              $ 25,111    $ 1,088    $ 1,144    $ 1,204    $ 1,265    $    9,973    $ 39,785    $ 39,785
  Average interest rate                     4.81%      4.87%      4.87%      4.87%      4.87%         4.87%       4.86%         --

  Fixed-rate borrowings                 $ 17,666    $   721    $   798    $   881    $   973    $   17,302    $ 38,341    $ 40,145
  Average interest rate                     9.34%      9.23%      9.23%      9.23%      9.23%         9.23%       9.25%         --
                                        ------------------------------------------------------------------------------------------
     Total                              $ 42,777    $ 1,809    $ 1,942    $ 2,085    $ 2,238    $   27,275    $ 78,126    $ 79,930
     Total average interest rate            7.03%      7.41%      7.46%      7.51%      7.57%         7.64%       7.44%         --

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

31.1     Certification of the Chairman and Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1     Certification of the Chairman and Chief Executive Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on November 6, 2003, announcing its financial results for the fiscal 2003 fourth quarter and fiscal year, ended September 30, 2003.

         The Company filed a report on Form 8-K on January 23, 2004, announcing its financial results for the fiscal 2004 first quarter ended January 1, 2004

         The Company filed a report on Form 8-K on January 27, 2004 and amended on February 4, 2004, reporting that (i) it had signed a merger agreement whereby the Company agreed to merge with and into Green Valley Acquisition Co., LLC, a privately-held company formed for the purpose of acquiring the Company (the "Merger") and (ii) the signing of the merger agreement may be deemed to be, and the consummation of the Merger will result in, a change of control of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Uni-Marts, Inc.
                                                      (Registrant)

Date February 13, 2004                           /S/ HENRY D. SAHAKIAN
                                             ------------------------------
                                             Henry D. Sahakian
                                             Chairman of the Board
                                             (Principal Executive Officer)

Date February 13, 2004                           /S/ N. GREGORY PETRICK
                                             ------------------------------
                                             N. Gregory Petrick
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)
                                             (Principal Financial Officer)

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