Form 10-Q
period 2004-04-01
UNI MARTS INC
filed 2004-05-14
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2004

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

    ------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

            7,208,725 Common Shares were outstanding at May 7, 2004.

                                     INDEX

                                                                         PAGE(S)
                                                                         -------
PART I -- FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets --
            April 1, 2004 and September 30, 2003......................     3-4
          Condensed Consolidated Statements of Operations --
            Quarter Ended and Two Quarters Ended April 1, 2004 and
            April 3, 2003.............................................      5
          Condensed Consolidated Statements of Cash Flows --
            Two Quarters Ended April 1, 2004 and April 3, 2003........     6-7
          Notes to Condensed Consolidated Financial Statements........    8-16
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    17-24
Item 3.   Quantitative and Qualitative Disclosures about Market
            Risk......................................................     25
Item 4.   Controls and Procedures.....................................    26-27

PART II -- OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K............................     28
Signatures............................................................     29
Exhibit Index.........................................................     30

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                        UNI-MARTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              APRIL 1,   SEPTEMBER 30,
                                                                2004         2003
                                                              --------   -------------
ASSETS
CURRENT ASSETS:
  Cash......................................................  $  3,310     $  6,619
  Accounts receivable -- less allowances of $121 and $100,
     respectively...........................................     4,323        6,186
  Inventories...............................................    17,978       20,167
  Prepaid and current deferred taxes........................        52           57
  Property and equipment held for sale......................    40,770       41,024
  Prepaid expenses and other................................     1,081        1,317
                                                              --------     --------
     Total current assets...................................    67,514       75,370
Net property, equipment and improvements....................    49,463       51,083
Net intangible assets.......................................       214          385
Other assets................................................     1,097        1,123
                                                              --------     --------
     Total assets...........................................  $118,288     $127,961
                                                              ========     ========

                                  (Continued)

                        UNI-MARTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                  (CONTINUED)

                                                              APRIL 1,   SEPTEMBER 30,
                                                                2004         2003
                                                              --------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 12,001     $ 19,101
  Accrued expenses..........................................     8,341        7,425
  Revolving credit agreement................................     5,687        5,705
  Current maturities of long-term debt......................    35,395       36,934
  Current obligations under capital leases..................        67          122
                                                              --------     --------
       Total current liabilities............................    61,491       69,287
Long-term debt, less current maturities.....................    33,813       34,358
Obligations under capital leases, less current maturities...        83           92
Deferred revenue and other liabilities......................     3,397        4,101
Commitments and contingencies
STOCKHOLDERS' EQUITY:
  Preferred Stock, par value $1.00 per share:
     Authorized 100,000 shares; issued none.................         0            0
  Common Stock, par value $.10 per share:
     Authorized 16,000,000 shares; issued 7,456,633 and
      7,453,883 shares, respectively........................       746          745
  Additional paid-in capital................................    23,677       23,709
  Retained deficit..........................................    (3,260)      (2,618)
                                                              --------     --------
                                                                21,163       21,836
  Less treasury stock, at cost -- 247,908 and 258,110 shares
     of Common Stock, respectively..........................    (1,659)      (1,713)
                                                              --------     --------
       Total stockholders' equity...........................    19,504       20,123
                                                              --------     --------
       Total liabilities and stockholders' equity...........  $118,288     $127,961
                                                              ========     ========

            See notes to condensed consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            QUARTER ENDED      TWO QUARTERS ENDED
                                                         -------------------   -------------------
                                                         APRIL 1,   APRIL 3,   APRIL 1,   APRIL 3,
                                                           2004       2003       2004       2003
                                                         --------   --------   --------   --------
REVENUES:
  Merchandise sales....................................  $34,202    $33,091    $70,464    $68,890
  Gasoline sales.......................................   45,008     34,772     89,749     69,631
  Other income.........................................      540        336        851        754
                                                         -------    -------    -------    -------
                                                          79,750     68,199    161,064    139,275
                                                         -------    -------    -------    -------
COSTS AND EXPENSES:
  Cost of sales........................................   66,335     55,000    133,085    111,555
  Selling..............................................   10,131      9,981     20,153     20,207
  General and administrative...........................    2,231      1,985      4,428      3,886
  Depreciation and amortization........................    1,079      1,113      2,161      2,226
  Interest.............................................      869        895      1,759      1,816
                                                         -------    -------    -------    -------
                                                          80,645     68,974    161,586    139,690
                                                         -------    -------    -------    -------
Loss from continuing operations before income taxes and
  change in accounting principle.......................     (895)      (775)      (522)      (415)
Income tax provision (benefit).........................        1        (42)         2        (23)
                                                         -------    -------    -------    -------
Loss from continuing operations before change in
  accounting principle.................................     (896)      (733)      (524)      (392)
Discontinued Operations:
  Loss from discontinued operations....................     (456)    (1,378)      (118)    (2,185)
  Loss on disposal of discontinued operations..........        0       (248)         0       (248)
  Income tax benefit...................................        0        (84)         0       (128)
                                                         -------    -------    -------    -------
Loss on discontinued operations........................     (456)    (1,542)      (118)    (2,305)
Cumulative effect of change in accounting principle,
  net of income tax benefit of $310....................        0          0          0     (5,547)
                                                         -------    -------    -------    -------
Net loss...............................................  $(1,352)   $(2,275)   $  (642)   $(8,244)
                                                         =======    =======    =======    =======
Loss Per Share:
  Loss per share from continuing operations before
     change in accounting principle....................  $ (0.13)   $ (0.10)   $ (0.07)   $ (0.05)
  Loss per share from discontinued operations..........    (0.06)     (0.22)     (0.02)     (0.32)
  Loss per share from change in accounting principle...     0.00       0.00       0.00      (0.78)
                                                         -------    -------    -------    -------
Basic and diluted net loss per share...................  $ (0.19)   $ (0.32)   $ (0.09)   $ (1.15)
                                                         =======    =======    =======    =======
Basic and diluted weighted average number of common
  shares outstanding...................................    7,204      7,155      7,200      7,143
                                                         =======    =======    =======    =======

            See notes to condensed consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               TWO QUARTERS ENDED
                                                              ---------------------
                                                              APRIL 1,    APRIL 3,
                                                                2004        2003
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers and others...................  $ 162,087   $ 140,792
  Cash paid to suppliers and employees......................   (161,461)   (138,417)
  Dividends and interest received...........................          9          16
  Interest paid.............................................     (1,473)     (1,931)
  Income taxes received (paid)..............................          3          (5)
  Other receipts-discontinued operations....................        (32)       (525)
                                                              ---------   ---------
     Net cash used in operating activities..................       (867)        (70)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from sale of capital assets......................        203          27
  Receipts from sale of discontinued operations.............        491       1,135
  Purchase of property, equipment and improvements..........       (908)       (796)
  Cash advanced for intangible and other assets.............          0         (75)
  Cash received for intangible and other assets.............         48          13
                                                              ---------   ---------
     Net cash (used in) provided by investing activities....       (166)        304
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving credit agreement..................        (18)        (58)
  Principal payments on debt................................     (2,262)     (2,701)
  Proceeds from issuance of common stock....................          4           2
                                                              ---------   ---------
     Net cash used in financing activities..................     (2,276)     (2,757)
                                                              ---------   ---------
Net decrease in cash........................................     (3,309)     (2,523)
Cash at beginning of period.................................      6,619       6,501
                                                              ---------   ---------
Cash at end of period.......................................  $   3,310   $   3,978
                                                              =========   =========

                        UNI-MARTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                  (CONTINUED)

                                                               TWO QUARTERS ENDED
                                                              ---------------------
                                                              APRIL 1,     APRIL 3,
                                                                2004         2003
                                                              --------     --------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES:
Net loss....................................................  $  (642)     $(8,244)
Loss from discontinued operations, net of income tax benefit
  of $0 and $128............................................     (118)      (2,305)
                                                              -------      -------
Loss from continuing operations.............................     (524)      (5,939)
ADJUSTMENTS TO RECONCILE NET LOSS FROM CONTINUING OPERATIONS
  TO NET CASH USED IN OPERATING ACTIVITIES:
  Depreciation and amortization.............................    2,161        2,226
  Loss on sale of capital and other assets..................      123          261
  Cumulative effect of change in accounting principle.......        0        5,547
  Change in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable..................................    1,863        2,109
       Inventories..........................................    2,189        3,491
       Prepaid and other expenses...........................      237          406
     Increase (decrease) in:
       Accounts payable and accrued expenses................   (6,185)      (7,028)
       Deferred income taxes and other liabilities..........     (699)        (746)
                                                              -------      -------
Net cash (used in) provided by continuing operations........     (835)         327
                                                              -------      -------
Net cash used in discontinued operations....................      (32)        (397)
                                                              -------      -------
Net cash used in operating activities.......................  $  (867)     $   (70)
                                                              =======      =======

            See notes to condensed consolidated financial statements

                        UNI-MARTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.  FINANCIAL STATEMENTS:

     The condensed consolidated balance sheet as of April 1, 2004, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the quarter and two quarters ended April 1, 2004 and April 3, 2003, respectively, have been prepared by Uni-Marts, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company at April 1, 2004 and the results of operations and cash flows for all periods presented have been made.

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

     During fiscal 2003, the Company increased its valuation allowance against the deferred tax asset because it has been determined that it is more likely than not that the Company will not be able to utilize the net operating loss carryforwards ("NOL's"). The increase in the allowance has resulted in a minimum tax provision in the first two quarters of fiscal 2004.

     As part of the Company's plan to divest of stores, in fiscal 2003, the Company reclassified the assets of 130 stores on its balance sheet as properties held for sale and classified the income and expense of such stores as discontinued operations. At April 1, 2004, the Company had 122 remaining stores classified as assets held for sale on its balance sheet with a net book value of $40.8 million. The Company continues to operate the stores pending their successful negotiation of sale or sublease, although pursuant to the merger agreement with Green Valley Acquisition Co., LLC ("Green Valley") described below, the Company may not sell or lease a material portion of its assets without the consent of Green Valley. At April 1, 2004, the Company had 163 stores classified as continuing operations.

B.  FUTURE OPERATIONS:

     During fiscal year 2002, the Company began a store evaluation and strategic initiative program, with the retention of financial advisors, to evaluate operating strategies including the divestiture of certain store locations and non-operating assets. As a result of this evaluation, during the last twelve months, the Company closed three convenience stores and sold two convenience stores, four Choice Cigarette Discount Outlets ("Choice") and two non-operating locations. In addition, the Company's negotiations with certain buyers to divest additional store locations led the Board of Directors to consider the sale of the entire Company when certain potential third party buyers expressed an interest in acquiring the Company. In fiscal 2003, the Board established an Ad Hoc Committee, consisting solely of independent directors, that conducted all negotiations relating to the sale of the Company. The Ad Hoc Committee was advised separately by independent counsel and financial advisors.

     During fiscal 2003, negotiations with certain potential third party buyers and, subsequently, HFL Corporation, an entity controlled by Henry and Daniel Sahakian (the Company's Chairman and Chief Executive Officer, and a Director, respectively), did not come to fruition for a variety of reasons. In the first quarter of fiscal 2004, the Company's negotiations with another potential third party buyer were not successfully concluded. In December 2003, the Company agreed to consider a proposal for the acquisition of the Company by an entity owned in part by Henry Sahakian, Daniel Sahakian and Ara Kervandjian (the

                        UNI-MARTS, INC. AND SUBSIDIARIES

Company's President). On January 26, 2004, the Company entered into a definitive merger agreement with Green Valley, a privately held company formed for the purpose of acquiring the Company. The business and affairs of Green Valley are to be managed under the direction of a Board of Managers, which currently consists of six individuals, three of whom have been appointed by an entity controlled by Henry Sahakian, Daniel Sahakian and Ara Kervandjian, and three of whom have been appointed by an entity controlled by individuals who are not affiliated with the Company. Consummation of the merger is subject to various conditions, including shareholder approval, and is expected to be completed in June 2004.

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

     The current level of cash flow and available credit facilities allows the amount of asset sales that are necessary to maintain sufficient liquidity to meet its obligations to be minimal. However, in the event that the Company's future financial performance does not meet minimum lender targets, covenant violations might result and cause the restriction, modification or loss of the current revolving credit facility. The Company would then need to amend the current credit facility, obtain a new credit facility from another lender or rely more heavily on asset sales in order to maintain liquidity.

C.  INTANGIBLE AND OTHER ASSETS:

     Intangible and other assets consist of the following (in thousands):

                                                              APRIL 1,   SEPTEMBER 30,
                                                                2004         2003
                                                              --------   -------------
Lease acquisition costs.....................................   $  270       $  298
Noncompete agreements.......................................      250          250
Other intangibles...........................................      133          272
                                                               ------       ------
                                                                  653          820
Less accumulated amortization...............................      439          435
                                                               ------       ------
                                                                  214          385
Other assets................................................    1,097        1,123
                                                               ------       ------
                                                               $1,311       $1,508
                                                               ======       ======

     Lease acquisition costs are the bargain element of acquired leases and are being amortized on a straight-line basis over the related lease terms.

     Amortization expense for the next five years is as follows (in thousands):

                                                2004   2005   2006   2007   2008   TOTAL
                                                ----   ----   ----   ----   ----   -----
Lease acquisition costs.......................  $  5   $14     $9     $9     $5    $ 42
Non compete agreements........................    25    29      0      0      0      54
Other intangibles.............................   113     5      0      0      0     118
                                                ----   ---     --     --     --    ----
                                                $143   $48     $9     $9     $5    $214
                                                ====   ===     ==     ==     ==    ====

                        UNI-MARTS, INC. AND SUBSIDIARIES

D.  REVOLVING CREDIT AGREEMENT:

     On April 20, 2000, the Company executed a 3-year secured $10.0 million revolving loan agreement (the "Agreement") with $3.5 million available for letters of credit. Provisions of the Agreement require the maintenance of certain covenants relating to minimum tangible net worth, interest and fixed-charge coverage ratios, as measured on a quarterly basis. In addition, the Agreement places limitations on capital expenditures, additional debt and payment of dividends. This Agreement bears interest at the Company's option based on a rate of either prime plus 1.0% or LIBOR plus 3.0%. The blended interest rate at April 1, 2004 was 4.45%. The Agreement is collateralized by substantially all of the Company's inventories, receivables, other personal property and selected real properties. At April 1, 2004, the net book value of these selected real properties that are pledged as collateral was $2.4 million. The Company was in compliance with these covenants as of April 1, 2004. Borrowings of $5.7 million and letters of credit of $3.5 million were outstanding under the Agreement at April 1, 2004.

     During fiscal years 2001 and 2002, the Agreement was amended to increase the total credit line, extend the maturity date, revise covenants relating to fixed charge and interest coverage ratios, and provide for additional borrowing on a seasonal basis. At April 1, 2004, the total credit line available for borrowings was $15.0 million, with $3.5 million available for letters of credit and $4.0 million available for the prepayment of debt in connection with the sale of stores (as discussed below and in Footnote E). Effective April 1, 2003, the Company amended the Agreement to extend the maturity date to December 31, 2004, extend the $2.0 million seasonal borrowing increase to April 30, 2004, and revise certain financial covenants. As part of this amendment to the Agreement, at April 30, 2004 the total credit line available for borrowings was reduced to $12.0 million, reflecting not only the elimination of the seasonal borrowing increase but also an additional $1.0 million reduction in anticipation of reduced borrowing requirements that would result from store divestitures expected to be completed by that time.

     As discussed in Footnote E, in connection with the negotiation of Master Property Disposition Agreements relating to certain of the Company's term loans, as of September 30, 2003, the Company entered into an agreement with its revolving credit lender to provide a $4.0 million sub-limit under the revolving credit agreement. This sub-limit may be utilized under certain conditions to pay off term debt associated with stores that are sold. These agreements create a subordinated interest in the several cross-escrow accounts created pursuant to the Master Property Disposition Agreements and continue the lien on working capital assets and certain real property assets created by the original revolving credit agreement. At April 1, 2004, $5.8 million (including the $2.0 million seasonal borrowing increase that expires on April 30, 2004 and the $1.0 million additional reduction required by the April 1, 2003 amendment) was available under the Agreement for general working capital purposes and prepayment of debt.

E.  LONG-TERM DEBT:

                                                              APRIL 1,   SEPTEMBER 30,
                                                                2004         2003
                                                              --------   -------------
                                                                   (IN THOUSANDS)
Mortgage Loan. Principal and interest will be paid in 173
  remaining monthly installments. At April 1, 2004, the
  coupon rate was 9.08% and the effective interest rate was
  9.81%, net of unamortized fees of $997,610 ($1,054,786 in
  2003).....................................................  $29,330       $29,949
Mortgage Loan. Principal and interest will be paid in 193
  remaining monthly installments. The loan bears interest at
  LIBOR plus 3.75%. At April 1, 2004, the coupon rate was
  4.84% and the effective interest rate was 5.19%, net of
  unamortized fees of $298,094 ($322,559 in 2003)...........   19,324        19,702

                        UNI-MARTS, INC. AND SUBSIDIARIES

                                                              APRIL 1,   SEPTEMBER 30,
                                                                2004         2003
                                                              --------   -------------
                                                                   (IN THOUSANDS)
Mortgage Loan. Principal and interest will be paid in 193
  remaining monthly installments. At April 1, 2004, the
  coupon rate was 10.39% and the effective interest rate was
  10.68%, net of unamortized fees of $99,767 ($104,665 in
  2003).....................................................    6,295         6,366
Mortgage Loans. Principal and interest are paid in monthly
  installments. The loans expire in 2009, 2010, 2020 and
  2021. Interest ranges from the prime rate to LIBOR plus
  3.75%. At April 1, 2004, the blended coupon rate was 5.86%
  and the effective interest rate was 6.22%, net of
  unamortized fees of $134,032 ($137,563 in 2003)...........    6,736         6,909
Revolving Credit Agreement. Interest is paid monthly. The
  blended interest rate at April 1, 2004 was 4.45%. (See
  Note D)...................................................    5,687         5,705
Equipment Loans. Principal and interest will be paid in
  monthly installments. The loans expire in 2010 and 2011
  and bear interest at LIBOR plus 3.75%. At April 1, 2004,
  the blended coupon rate was 4.84% and the effective
  interest rate was 5.27%, net of unamortized fees of
  $62,250 ($91,716 in 2003).................................    6,818         7,616
Equipment Loan. Principal and interest will be paid in 73
  remaining monthly installments. The loan expires in 2010.
  At April 1, 2004, the coupon rate was 10.73% and the
  effective interest rate was 11.10%, net of unamortized
  fees of $7,075 ($9,450 in 2003)...........................      705           750
                                                              -------       -------
                                                               74,895        76,997
Less current maturities.....................................   41,082        42,639
                                                              -------       -------
                                                              $33,813       $34,358
                                                              =======       =======

     The mortgage loans are collateralized by $65,049,200 of property, at net book value, of which $26,099,600 relates to assets classified as held for sale on the balance sheet. The equipment loans are collateralized by $4,324,700 of equipment, at net book value, of which $2,384,100 relates to assets classified as held for sale on the balance sheet.

     The Company has classified $32.7 million of its debt as current maturities relating to assets held for sale. However, $32.1 million becomes due only when sales of the assets of store locations classified as held for sale on the balance sheet are consummated and the remaining $600,000 are regularly scheduled debt payments.

     Aggregate maturities of long-term debt (net of loan fee amortization) during the next five years are as follows (in thousands):

SEPTEMBER 30,
-------------
  2004......................................................   $39,216
  2005......................................................     1,809
  2006......................................................     1,942
  2007......................................................     2,085
  2008......................................................     2,238
Thereafter..................................................    27,605
                                                               -------
                                                               $74,895
                                                               =======

     As of September 30, 2003, the Company entered into several Master Property Disposition Agreements that amended, through October 31, 2004, certain terms of the various loan agreements originated with and

                        UNI-MARTS, INC. AND SUBSIDIARIES
now serviced by GE Capital Franchise Finance Corporation, (formerly Franchise Finance Corporation of America or "FFCA"). Under these agreements, the lenders will permit the disposition and release of their security interest on certain real property and equipment assets that are part of the Company's strategic disposition program. In addition, the lenders will accept reduced prepayment penalties or yield maintenance payments, and forbear from enforcing any property fixed charge ratio covenants, corporate fixed charge ratio covenants, or net worth covenants for the duration of the agreements. The agreements also establish several cross-escrow accounts, create liens against these accounts, and continue the liens on certain real property and equipment assets that were part of the original loan. Simultaneously, the Company entered into an agreement with its revolving credit lender to provide a $4.0 million sub-limit under its existing revolving credit agreement. (See Footnote D)

F.  RELATED PARTY TRANSACTIONS:

     Certain directors and officers of the Company are also directors, officers or controlling shareholders of other entities from which the Company leases its corporate headquarters and various store and other locations under agreements classified as operating leases. In addition, the Company leases store locations from entities controlled by, or from persons related to, certain directors and officers of the Company. Aggregate rentals in connection with all such leases for the two quarters ended April 1, 2004 and April 3, 2003 were $752,400 and $743,500, respectively.

     The Company charges an affiliate for general and administrative services provided. Such charges amounted to $5,600 in the two quarters ended April 1, 2004 and April 3, 2003, respectively.

     On January 26, 2004, the Company entered into a definitive merger agreement with Green Valley Acquisition Co., LLC, a privately-held company formed for the purpose of acquiring the Company. The business and affairs of Green Valley Acquisition Co., LLC are to be managed under the direction of a Board of Managers, which currently consists of six individuals, three of whom have been appointed by an entity controlled by Henry Sahakian, Daniel Sahakian and Ara Kervandjian, and three of whom have been appointed by an entity controlled by individuals who are not affiliated with the Company. (See Footnote B)

G.  RECENT ACCOUNTING PRONOUNCEMENTS:

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

     In January 2004, the FASB revised the Interpretation and issued FIN 46R which delays the effective date of FIN 46 prior to revision, except for special-purpose entities, and has separate effective dates for certain public entities that are small business issuers as defined by the SEC. The Company must apply FIN 46 or

                        UNI-MARTS, INC. AND SUBSIDIARIES

FIN 46R for special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. FIN 46R must be applied to all entities no later than the end of the first reporting period that ends after March 15, 2004. Based on management's assessment as of the date of this report, management has determined that the adoption of FIN 46 has not had an impact on the Company's financial position or results of operations.

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

     Fair value of capital lease obligations is estimated based on current rates offered to the Company for similar debt.

     The estimated fair values of the Company's financial instrument liabilities are as follows (in thousands):

                                                   APRIL 1, 2004      SEPTEMBER 30, 2003
                                                 ------------------   ------------------
                                                 CARRYING    FAIR     CARRYING    FAIR
                                                  AMOUNT     VALUE     AMOUNT     VALUE
                                                 --------   -------   --------   -------
Long-term debt:
  Current maturities...........................  $39,216    $39,216   $42,639    $42,639
  Long-term debt...............................  $35,679    $38,290   $34,358    $36,937
Obligations under capital leases:
  Current maturities...........................  $    67    $    67   $   122    $   122
  Long-term debt...............................  $    83    $    91   $    92    $   101

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

     Deferred revenue and other liabilities includes the following (in thousands):

                                                              APRIL 1,   SEPTEMBER 30,
                                                                2004         2003
                                                              --------   -------------
Deferred revenue............................................   $3,314       $4,011
Other non-current liabilities...............................       83           90
                                                               ------       ------
                                                               $3,397       $4,101
                                                               ======       ======

J.  DISCONTINUED OPERATIONS:

     During fiscal year 2003, the Company announced plans to divest 130 stores and reclassified the assets relating to these stores as assets held for sale in accordance with SFAS 144. At April 1, 2004, the Company had 122 remaining stores classified as assets held for sale on its balance sheet with a net book value of $40.8 million. The loss from discontinued operations lessened for the comparable periods presented below due to the discontinuance of depreciation on assets held for sale of $778,000 for the quarter ended April 1, 2004 and $1.6 million for the two quarters ended April 1, 2004. The income and expense relating to these stores is reported as discontinued operations for all periods presented in the accompanying financial

                        UNI-MARTS, INC. AND SUBSIDIARIES
statements and are reported separately from the results of continuing operations. The Company continues to operate these stores pending successful negotiation of their sale or sub-lease. See Note A for limitations on the Company's ability to sell or lease assets without the consent of Green Valley.

     The following is a summary of the operating results and net loss of discontinued operations (in thousands, except per share data):

                                                    QUARTER ENDED      TWO QUARTERS ENDED
                                                 -------------------   -------------------
                                                 APRIL 1,   APRIL 3,   APRIL 1,   APRIL 3,
                                                   2004       2003       2004       2003
                                                 --------   --------   --------   --------
Revenues.......................................  $40,603    $37,320    $81,863    $76,156
Loss from discontinued operations..............  $  (456)   $(1,378)   $  (118)   $(2,185)
Loss on disposal of discontinued operations....        0       (248)         0       (248)
Income tax benefit.............................        0        (84)         0       (128)
                                                 -------    -------    -------    -------
Net loss from discontinued operations..........  $  (456)   $(1,542)   $  (118)   $(2,305)
                                                 =======    =======    =======    =======
Loss per share from discontinued operations....  $ (0.06)   $ (0.22)   $ (0.02)   $ (0.32)
                                                 =======    =======    =======    =======

K.  COMMITMENTS AND CONTINGENCIES:

     (1) Leases -- The Company leases its corporate headquarters, 120 of its store locations, certain equipment, offices, and maintenance and storage facilities. Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at April 1, 2004 are shown below. Some of the leases provide for additional rentals when sales exceed a specified amount and contain variable renewal options and escalation clauses.

                                                            CAPITAL   OPERATING   RENTAL
                                                            LEASES     LEASES     INCOME
                                                            -------   ---------   ------
                                                                   (IN THOUSANDS)
Six months ending September 30, 2004......................   $ 66      $ 2,863    $  403
Fiscal Year 2005..........................................     31        4,646       679
Fiscal Year 2006..........................................     31        3,530       493
Fiscal Year 2007..........................................     31        3,356       425
Fiscal Year 2008..........................................     21        2,298       357
Thereafter................................................      0        5,977       230
                                                             ----      -------    ------
Total future minimum lease payments.......................    180      $22,670    $2,587
                                                                       =======    ======
Less amount representing interest.........................    (30)
                                                             ----
Present value of future payments..........................    150
                                                             ----
Less current maturities...................................    (67)
                                                             ----
                                                             $ 83
                                                             ====

     (2) Contingent Bonus -- If the proposed merger between the Company and Green Valley, described above in Footnote B (the "Merger"), is completed, certain executive officers, including Henry Sahakian and Ara Kervandjian who are principle beneficial owners of Green Valley will be eligible to receive bonuses pursuant to a Transaction Success Bonus Plan adopted by the Company in 2003. The aggregate amount of such bonuses available under the plan is estimated to be between $0 and $500,000 and will be based on several factors, including the purchase price, the outstanding debt of the Company at closing and transaction related expenses.

                        UNI-MARTS, INC. AND SUBSIDIARIES

     (3) Litigation -- The Company is involved in litigation and other legal matters which have arisen in the normal course of business. Although the ultimate results of these matters are not currently determinable, management does not expect that they will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     Between January 28, 2004 and January 30, 2004, three lawsuits were filed on behalf of stockholders of the Company in Delaware Chancery Court against the Company, the members of the Board of Directors and, in two actions, against Green Valley, in connection with the proposed merger between Uni-Marts and Green Valley. The three lawsuits have now been consolidated into one action.

     The relevant complaint alleges that, among other things, Messrs. Henry and Daniel Sahakian have a conflict of interest with respect to the merger, all the Company's Directors have breached their fiduciary duties in approving and structuring the merger, and the price to be paid to the stockholders is grossly unfair and inadequate. The plaintiffs seek class action certification, an injunction prohibiting the Company from completing the merger, rescission of the merger if it is consummated or the award of recessionary damages, compensatory damages, and an award of attorneys' fees and costs of the lawsuit. The Company believes that the allegations in the complaints are without merit and intends to defend the lawsuits vigorously.

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

                                                   QUARTER ENDED         TWO QUARTERS ENDED
                                                --------------------    --------------------
                                                APRIL 1,    APRIL 3,    APRIL 1,    APRIL 3,
                                                  2004        2003        2004        2003
                                                --------    --------    --------    --------
Net loss, as reported.........................  $(1,352)    $(2,275)     $ (642)    $(8,244)
Deduct: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects.........................        0          (2)          0          (2)
                                                -------     -------      ------     -------
Pro forma net loss............................  $(1,352)    $(2,277)     $ (642)    $(8,246)
                                                =======     =======      ======     =======
Basic and diluted net loss per share as
  reported....................................  $ (0.19)    $ (0.32)     $(0.09)    $ (1.15)
                                                =======     =======      ======     =======
Pro forma net loss per share..................  $ (0.19)    $ (0.32)     $(0.09)    $ (1.15)
                                                =======     =======      ======     =======

                        UNI-MARTS, INC. AND SUBSIDIARIES

M.  CHANGES IN SECURITIES:

     During the first two quarters of fiscal 2004, the Uni-Marts, Inc. Retirement Savings and Incentive Plan purchased 10,202 shares of the Company's treasury stock for $54,175 to fund its 401(k) retirement plan, resulting in a decrease of additional paid-in capital of $35,489. The Company issued 2,750 shares of common stock to employees upon the exercise of stock options pursuant to the Company's 1996 Equity Compensation Plan. The issuance of these shares resulted in an increase of $4,215 to additional paid-in capital. The net effect of these transactions for the first two quarters of fiscal 2004 was a decrease to additional paid-in capital of $31,274.

                                                                              ADDITIONAL
                                                                                 PAID
                                                        SHARES     AMOUNT     IN CAPITAL
                                                        -------   ---------   ----------
APRIL 1, 2004:
Sale of treasury stock................................  (10,202)  $ (54,175)   $(35,489)
Exercise of stock options.............................    2,750       4,490       4,215
                                                        -------   ---------    --------
                                                         (7,452)  $ (49,685)   $(31,274)
                                                        =======   =========    ========
APRIL 3, 2003:
Sale of treasury stock................................  (24,296)  $(128,045)   $(99,525)
Employee stock purchase plan..........................    1,524       2,042       1,890
Shares issued to directors............................   31,000      39,990      36,890
                                                        -------   ---------    --------
                                                          8,228   $ (86,013)   $(60,745)
                                                        =======   =========    ========

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     OPERATING DATA (RETAIL LOCATIONS ONLY)

     Set forth below are selected unaudited consolidated financial data of the Company for the periods indicated:

                                                     QUARTER ENDED         TWO QUARTERS ENDED
                                                  --------------------    --------------------
                                                  APRIL 1,    APRIL 3,    APRIL 1,    APRIL 3,
                                                    2004        2003        2004        2003
                                                  --------    --------    --------    --------
Revenues:
  Merchandise sales.............................    42.9%       48.5%       43.8%       49.5%
  Gasoline sales................................    56.4        51.0        55.7        50.0
  Other income..................................     0.7         0.5         0.5         0.5
                                                   -----       -----       -----       -----
     Total revenues.............................   100.0       100.0       100.0       100.0
Cost of sales...................................    83.2        80.6        82.6        80.1
                                                   -----       -----       -----       -----
Gross profit:
  Merchandise (as a percentage of merchandise
     sales).....................................    29.2        29.3        29.9        30.1
  Gasoline (as a percentage of gasoline
     sales).....................................     6.4         9.1         6.7         9.0
Total gross profit..............................    16.8        19.4        17.4        19.9
Costs and expenses:
  Selling.......................................    12.7        14.7        12.5        14.5
  General and administrative....................     2.8         2.9         2.8         2.8
  Depreciation and amortization.................     1.3         1.6         1.3         1.6
  Interest......................................     1.1         1.3         1.1         1.3
                                                   -----       -----       -----       -----
     Total expenses.............................    17.9        20.5        17.7        20.2
Loss from continuing operations before income
  taxes and change in accounting principle......    (1.1)       (1.1)       (0.3)       (0.3)
Income tax provision (benefit)..................     0.0         0.0         0.0         0.0
                                                   -----       -----       -----       -----
Loss from continuing operations before change in
  accounting principle..........................    (1.1)       (1.1)       (0.3)       (0.3)
                                                   -----       -----       -----       -----
Discontinued operations:
  Loss from discontinued operations.............    (0.6)       (2.0)       (0.1)       (1.6)
  Loss on disposal of discontinued operations...     0.0        (0.4)        0.0        (0.2)
  Income tax benefit............................     0.0        (0.1)        0.0        (0.1)
                                                   -----       -----       -----       -----
Loss on discontinued operations.................    (0.6)       (2.3)       (0.1)       (1.7)
Cumulative effect of change in accounting
  principle, net of income tax benefit..........     0.0         0.0         0.0        (4.0)
                                                   -----       -----       -----       -----
Net loss........................................    (1.7)%      (3.4)%      (0.4)%      (6.0)%
                                                   =====       =====       =====       =====

RESULTS OF OPERATIONS:

  RISKS THAT COULD AFFECT FUTURE RESULTS

     A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q that are not historical or current facts, including statements regarding the Company's plans and strategies or future financial performance, deal with potential future circumstances and developments. These forward-looking statements frequently can be identified by the use of terminology such as "believes," "expects," "may," "should" or "anticipates" (or the negative or other variations thereof) or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to other factors described elsewhere in this report, the Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation, general economic, business and market conditions; environmental, tax and tobacco legislation or regulation; volatility of gasoline prices, margins and supplies; competition and ability to maintain merchandising margins; the ability to successfully consummate the Company's divestiture program; the sufficiency of cash balances, cash from operations and cash from asset sales to meet future cash obligations; volume of customer traffic; weather conditions; labor costs; the level of capital expenditures; and costs associated with litigation.

  OVERVIEW

     The convenience store industry is highly competitive, continues to be fragmented and has relatively low barriers to entry. In addition, certain external forces exert pressure on the industry as a whole, and on the Company as well, including volatile fuel prices and margin pressures on gasoline and tobacco sales. Further, certain aspects of the convenience store business operate subject to government regulation, which include such areas as environmental regulations, franchising laws and tobacco regulations. These factors have combined during the past few years to constrain industry growth and to create liquidity pressures.

     The Company's revenues are derived primarily from the retail sales of merchandise and gasoline at its 285 convenience and discount tobacco stores in Pennsylvania, New York, Delaware and Maryland. The Company's primary competitors include national chains such as A-Plus and 7-Eleven, and regional chains such Sheetz, WaWa, Hess, Turkey Hill and Co/Go. In addition, the Company's business is subject to seasonal influences with sales adversely impacted during the unfavorable winter weather conditions. In order to meet the competitive and industry issues, the Company has focused its efforts to improve merchandising and marketing programs designed to promote convenience and customer service. In addition, the Company is updating its business systems and technology to streamline key business processes and continues to evaluate individual store contributions to the Company's overall performance.

     During fiscal year 2002, the Company began a store evaluation and strategic initiative program, with the retention of financial advisors, to evaluate operating strategies including the divestiture of certain store locations and non-operating assets. As a result of this evaluation, during the last twelve months, the Company closed three convenience stores and sold two convenience stores, four Choice Cigarette Discount Outlets ("Choice") and two non-operating locations. In addition, the Company's negotiations with certain buyers to divest additional store locations led the Board of Directors to consider the sale of the entire Company when certain potential third party buyers expressed an interest in acquiring the Company. In fiscal 2003, the Board established an Ad Hoc Committee, consisting solely of independent directors, that conducted all negotiations relating to the sale of the Company. The Ad Hoc Committee was advised separately by independent counsel and financial advisors.

     During fiscal 2003, negotiations with certain potential third party buyers and, subsequently, HFL Corporation, an entity controlled by Henry and Daniel Sahakian (the Company's Chairman and Chief Executive Officer, and a Director, respectively), did not come to fruition for a variety of reasons. In the first quarter of fiscal 2004, the Company's negotiations with another potential third party buyer were not successfully concluded. In December 2003, the Company agreed to consider a proposal for the acquisition of the Company by an entity owned in part by Henry Sahakian, Daniel Sahakian and Ara Kervandjian (the Company's President). On January 26, 2004, the Company entered into a definitive merger agreement with Green Valley, a privately held company formed for the purpose of acquiring the Company. The business and affairs of Green Valley are to be managed under the direction of a Board of Managers, which currently consists of six individuals, three of whom have been appointed by an entity controlled by Henry Sahakian, Daniel Sahakian and Ara Kervandjian, and three of whom have been appointed by an entity controlled by individuals who are not affiliated with the Company. Consummation of the merger is subject to various conditions, including shareholder approval, and is expected to be completed in June 2004.

     If, for any reason, the merger is not completed, the Company could encounter liquidity problems if it is unable to divest of store locations in a timely manner and on acceptable terms, or encounter adverse changes to its current bank or vendor relations.

  Quarters Ended April 1, 2004 and April 3, 2003

     At April 1, 2004, the Company operated 285 stores, which were comprised of 222 Uni-Mart convenience stores and 63 Choice stores. Of these locations, two were franchised and 235 offered self-service gasoline. In the fiscal quarter, the Company sold one Uni-Mart convenience store. The Company had five fewer convenience stores and four fewer Choice stores in operation in the second fiscal quarter ended April 1, 2004, compared to the second fiscal quarter ended April 3, 2003.

     As part of the Company's plan to divest of stores, in fiscal 2003 the Company reclassified the assets of 130 stores on its balance sheet as properties held for sale and classified the income and expense of such stores as discontinued operations. At April 1, 2004, the Company had 122 remaining stores classified as assets held for sale on its balance sheet with a net book value of $40.8 million. Although these stores are now classified as discontinued operations, the Company intends to continue to operate these stores pending successful negotiation of their sale or sub-lease. See Note A for limitations on the Company's ability to sell or lease assets without the consent of Green Valley.

  CONTINUING OPERATIONS

     For the second quarter of fiscal 2004, ended April 1, 2004, revenues from continuing operations of 163 stores were $79.7 million, an increase of $11.6 million, or 16.9%, compared to revenues of $68.2 million for the second quarter of fiscal 2003. The increase in revenues is primarily the result of a 29.4% increase in gasoline sales as a result of a 34.5 cent per gallon increase in the average reported retail price per gallon of petroleum sold at the Company's locations in the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003. The 34.5 cent per gallon price increase includes the effect of the Company's change in payment method for Pennsylvania gasoline taxes of 25.9 cents per gallon. As previously reported, in June 2003 the Company changed its payment method for gasoline taxes for its Pennsylvania stores and now includes the gasoline taxes in its average reported retail price per gallon and its cost of sales. This change in payment method has no effect on gross profits.

     Merchandise sales were $34.2 million, an increase of $1.1 million, or 3.4%, compared to merchandise sales of $33.1 million recorded in the second quarter of fiscal 2003. Other income increased by $204,000 to $540,000 in the current fiscal quarter primarily due to gains on the sale of assets of $154,000. Merchandise sales at comparable stores increased by 5.9% and gasoline gallons sold at comparable stores increased by 4.2% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003.

     Gasoline sales in the second quarter of fiscal year 2004 were $45.0 million, an increase of $10.2 million, compared to gasoline sales of $34.8 million in the second quarter of fiscal 2003. The gasoline sales increase includes approximately $6.1 million for gasoline taxes for the Company's Pennsylvania stores which was not included in gasoline sales in the second quarter of fiscal year 2003.

     In the current fiscal quarter when compared to the second fiscal quarter of 2003, increases and volatility in wholesale petroleum costs resulted in increases in retail petroleum prices and contributed to lower gross margins per gallon sold. The Company continues to evaluate alternatives to mitigate the volatility in wholesale petroleum costs. Generally, increased wholesale petroleum costs impacts consumer demand, overall customer traffic and indirectly affects our merchandise sales. In addition, increases in wholesale cigarette costs and tax increases on tobacco products have an adverse effect on consumer demand for such products. These factors generally impact our retail price of cigarettes, sales volumes, merchandise gross profits and overall customer traffic.

     Gross profits on merchandise sales increased by $297,000 to $10.0 million in the second quarter of fiscal 2004. Higher merchandise sales contributed to the 3.1% increase in merchandise gross margins, while the merchandise gross profit rate was relatively unchanged in the second quarter of fiscal 2004 compared to the same period in fiscal 2003. Merchandise sales increased due primarily to the effects of increases in costs and tax increases on tobacco products, offset by fewer stores in operation in the current quarter in comparison to the second quarter of fiscal 2003.

     Gross profits on gasoline sales declined by $286,000, or 9.1%, to $2.9 million in the second quarter of fiscal 2004, compared to gasoline gross margins of $3.2 million in the second quarter of fiscal 2003. A 2.6% increase in gasoline gallons sold in the current fiscal quarter was offset by an 11.4% decline in the gasoline gross profit per gallon sold. Gasoline gallons increased due in part to milder weather conditions during the current fiscal quarter in comparison to harsh weather conditions reported in the second quarter of the prior fiscal year.

     The Company reported a 1.5% increase in selling expenses in the first fiscal quarter to $10.1 million due primarily to higher credit card fees resulting from higher retail petroleum prices, offset by fewer stores in operation in the current period in comparison to the same period in fiscal 2003. General and administrative expense increased by 12.4%, or $246,000, to $2.2 million, compared to $2.0 million, due primarily to a $358,000 increase in legal fees as a result of expenses related to the Company's merger negotiations, divestiture plan, and litigation expenses, as well as higher audit fees in the current fiscal quarter. These increases in general and administrative expenses were offset by a reduction in expenses related to the Company's improvements to its information systems. Depreciation and amortization expense declined by $34,000, or 3.1%, to $1.1 million as the result of lower levels of capital expenditures and fewer stores in operation in the current fiscal quarter. Interest expense declined by 2.9%, or $26,000, to $869,000 due to lower borrowing levels and interest rates in the second fiscal quarter of 2004, in comparison to the second fiscal quarter of 2003.

     For the second quarter of fiscal 2004, losses from continuing operations, before income taxes and change in accounting principle, were $895,000, compared to losses from continuing operations, before income taxes and change in accounting principle, of $775,000 in the second quarter of fiscal 2003. The Company recorded a provision for income taxes of $1,000, compared to an income tax benefit of $42,000 in the second quarter of fiscal 2003. The lower tax rate is due to the Company's increased valuation allowance in fiscal 2003. Losses from continuing operations before the change in accounting principle were $896,000, or $0.13 per share, for the second quarter of fiscal 2004, compared to losses from continuing operations before the change in accounting principle of $733,000, or $0.10 per share, for the prior year's second fiscal quarter.

  DISCONTINUED OPERATIONS

     The Company reported a loss from discontinued operations in the second quarter of fiscal 2004 of $456,000, compared to a loss of $1.4 million in the second quarter of fiscal 2003. The loss from discontinued operations lessened primarily as a result of the discontinuance of $778,000 of depreciation on assets held for sale in the current fiscal quarter. The improvement in the loss from discontinued operations was also attributed to a decline in selling expenses of $84,000 due to fewer stores in operation and a $105,000 decline in interest expense primarily due to lower borrowing levels and interest rates. In the second quarter of fiscal 2004, there was no disposal of discontinued operations, compared to a loss of $248,000 on disposal of discontinued operations for the comparable quarter of fiscal 2003. The Company had no income tax provision in the current fiscal quarter, compared to an income tax benefit of $84,000 for the second quarter of fiscal 2003. The lower tax rate is due to the Company's increased valuation allowance in fiscal 2003. Total losses from discontinued operations for the second fiscal quarter of 2004 were $456,000, or $0.06 per share, compared to losses on discontinued operations of $1.5 million, or $0.22 per share, in the second quarter of fiscal 2003.

  OTHER

     During fiscal 2003, the Company increased its valuation allowance against the deferred tax asset because it was determined that it is more likely than not that the Company will not be able to fully utilize the NOL's. This increase in the reserve has resulted in a minimum tax provision in comparison to a 5.3% tax benefit in the second quarter of fiscal 2003.

     Total net losses for continued and discontinued operations for the second quarter ended April 1, 2004 were $1.4 million, or $0.19 per share, compared to total net losses of $2.3 million, or $0.32 per share, for the second quarter of fiscal 2003.

  Two Quarters Ended April 1, 2004 and April 3, 2003

  CONTINUING OPERATIONS

     Total revenues for the first two quarters of fiscal 2004 were $161.1 million, an increase of $21.8 million, or 15.6%, compared to total revenues of $139.3 million for the two quarters ended April 3, 2003. Revenues increased due principally to a $20.1 million, or 28.9%, increase in gasoline sales for the current reporting period to $89.7 million, compared to $69.6 million for the first six months of fiscal 2003. The increase in gasoline sales was due to a
35.0 cent per gallon increase in the average reported retail price per gallon of petroleum sold in the current reporting period, as the result of higher retail petroleum prices in the first six months of fiscal 2004 and the effects of the Company's change in its payment method for Pennsylvania gasoline taxes that became effective in June 2003. For the first six months of fiscal 2004, merchandise sales increased by $1.6 million, or 2.3%, to $70.5 million, compared to merchandise sales of $68.9 million in the first six months of fiscal 2003. Merchandise sales at comparable stores increased by 4.5% and gasoline gallons sold at comparable stores increased by 2.6% from the first six months of fiscal 2003. Other income increased by $97,000, or 12.9%, to $851,000 for the current six-month period due primarily to gains on the sale of assets of $146,000, offset by lower rental income and commissions due to fewer stores in operation.

     Increases in wholesale cigarette costs and tax increases on tobacco products have an adverse effect on consumer demand for such products. These factors impact our retail price of cigarettes, sales volumes, merchandise gross profits and overall customer traffic. While the Company attempts to maintain its gross profit margin on tobacco products by passing these types of price increases on to its customers, competitive pressures in specific markets prevent it from doing so. As a result, tobacco unit sales are negatively impacted as well as the gross profit associated with these products. In the first six months of fiscal 2004, these factors contributed to higher merchandise sales and a decline in the merchandise gross margin rate when compared to the first six months of fiscal 2003.

     Gross profits on merchandise sales were $21.1 million, an increase of 1.6% compared to merchandise gross profits of $20.7 million for the first six months of fiscal 2003. The increase in merchandise gross profits was primarily the result of higher merchandise sales levels, offset by a 0.2% decline in the merchandise gross margin rate for the first two quarters of fiscal 2004.

     Gross profits on gasoline sales for the first two quarters of fiscal 2004 declined by 2.9% to $6.1 million compared to gasoline gross profit margins of $6.2 million reported in the first two quarters of fiscal 2003. The decline was due to a 3.4% decline in the gross margin rate per gallon sold, offset by a 0.6% increase in gasoline gallons sold in the first six months of fiscal 2004.

     Selling expenses declined by $54,000, or 0.3%, to $20.2 million due to lower maintenance expenses as a result of fewer stores in operation in the current period, offset by increases in credit card fees resulting from higher retail petroleum prices. General and administrative expense increased by 14.0%, or $542,000, to $4.4 million for the first six months of fiscal 2004 due to increased legal and professional fees of $805,000 as a result of expenses related to merger negotiations, litigation expenses, the Company's divestiture plan and higher audit fees. These increased expenses were offset by lower expenses related to the Company's improvements to its information systems and the non-replacement of corporate personnel in an attempt to reduce general and administrative overhead. Depreciation and amortization expense for the first six months of fiscal 2004 declined by 2.9% to $2.2 million due to lower levels of capital expenditures in recent years and fewer stores in operation. Interest expense declined by $57,000, or 3.1%, to $1.8 million for the first six months of fiscal 2004 compared to the first six months of fiscal 2003 due to lower interest rates and borrowing levels.

     For the first six months of fiscal 2004, losses from continuing operations, before income taxes and change in accounting principle, were $522,000, compared to losses from continuing operations, before income taxes and change in accounting principle, of $415,000 for the first six months of fiscal 2003. The Company recorded a provision for income taxes of $2,000, compared to an income tax benefit of $23,000 for the first six months of fiscal 2003. Losses from continuing operations before a change in accounting principle were $524,000, or $0.07 per share, compared to losses from continuing operations before the change in accounting principle of $392,000, or $0.05 per share, for the first six months of fiscal 2003.

  DISCONTINUED OPERATIONS

     The Company reported a loss from discontinued operations of $118,000 for the first six months of fiscal 2004, compared to a loss from discontinued operations of $2.2 million in the first six months of fiscal 2003. The loss from discontinued operations lessened for the first six months of fiscal 2004 due primarily to reductions in depreciation and amortization and interest expenses of $1.7 million, as well as lower selling expenses due to fewer stores in operation. These positive impacts were offset by lower merchandise and gasoline gross profits in the first six months of fiscal 2004. In the two quarters ended April 1, 2004, there was no disposal of discontinued operations, compared to a loss of $248,000 on disposal of discontinued operations for the comparable period of fiscal year 2003. The Company recorded an income tax benefit of $128,000 for the loss on discontinued operations for the first six months of fiscal year 2003. Total losses on discontinued operations for the six months ended April 1, 2004 was $118,000, or $0.02 per share, compared to losses of $2.3 million, or $0.32 per share, for the first six months of fiscal 2003.

  OTHER

     In the first quarter of fiscal 2003, the Company reported a one-time non-cash charge of $5.5 million, or a loss of $0.78 per share, due to the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that assets with indefinite lives not be amortized but tested annually for impairment and provides specific guidelines for such testing. In accordance with SFAS 142, the Company discontinued the amortization of goodwill as of October 1, 2002 and completed its impairment testing during fiscal year 2003, which resulted in the write-off of the total goodwill balance.

     During fiscal 2004, the Company increased its valuation allowance against the deferred tax asset because it was determined that it is more likely than not that the Company will not be able to fully utilize the NOL's. This increase in the reserve has resulted in a minimum tax provision in the first two quarters of fiscal 2004 compared to a 5.3% tax benefit in the first two quarters of fiscal 2003.

     Total net losses for the two quarters ended April 1, 2004 were $642,000, or $0.09 per share, compared to total net losses of $8.2 million, or $1.15 per share, for the two quarters ended April 3, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Most of the Company's sales are for cash and its inventory turns over rapidly. From time to time, the Company utilizes portions of its cash to acquire and construct new stores and renovate existing locations.

     As of April 1, 2003, the Company amended its revolving credit agreement (the "Agreement") to extend the maturity date to December 31, 2004 and revise covenants relating to interest and fixed-charge coverage ratios. As part of the amendment to the Agreement, at April 30, 2004 the total credit line available for borrowings was reduced to $12.0 million, reflecting not only the elimination of the seasonal borrowing increase of $2.0 million, but also an additional $1.0 million reduction in anticipation of reduced borrowing requirements that would result from store divestitures expected to be completed by that time. As of September 30, 2003, the Company entered into an agreement with its revolving credit lender to provide a $4.0 million sub-limit under its existing revolving credit agreement as discussed in Footnotes D and E to the Consolidated Financial Statements. At April 1, 2004, $5.8 million was available for borrowing under this Agreement for general working capital and prepayment of debt. In addition, the Company's liquid fuels tax bond expired in the third fiscal quarter of 2003. Due to the expiration of the bond, the Company pays the liquid fuels tax on purchases directly to the vendors within its normal payment terms. The Company utilizes its working capital credit facility to mitigate the cash flow impact of the liquid fuels tax bond expiration.

     Capital requirements for debt service and capital leases for the remainder of fiscal year 2004 are approximately $39.2 million, which includes $32.7 million related to the Company's divestiture plan and $5.7 million in revolving credit that have been classified as current. The Company anticipates capital expenditures for the remainder of fiscal year 2004 of $1.1 million, funded from cash flows from operations. These capital expenditures include normal replacement of store equipment and gasoline-dispensing equipment and upgrading of the Company's in-store and corporate data processing systems.

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

     The current level of cash flow and available credit facilities allows the amount of asset sales that are necessary to maintain sufficient liquidity to meet its obligations to be minimal. However, in the event that the Company's future financial performance does not meet minimum lender targets, covenant violations might result and cause the restriction, modification or loss of the current revolving credit facility. The Company would then need to amend the current credit facility, obtain a new credit facility from another lender or rely more heavily on asset sales in order to maintain liquidity.

CONTRACTUAL OBLIGATIONS

     Below is a summarized list of the Company's contractual obligations relating to long-term debt, capitalized leases, noncancelable operating leases and gasoline supply agreements at April 1, 2004 (in thousands):

                            SIX MONTHS
                            ENDING 9/30
                               2004         2005       2006       2007       2008     THEREAFTER    TOTAL
                            -----------   --------   --------   --------   --------   ----------   --------
Contractual Obligations:
Long-term debt (including
  interest)...............   $ 44,538     $  4,451   $  4,465   $  4,480   $  4,494    $ 29,710    $ 92,138
Capitalized leases
  (including interest)....         66           31         31         31         21           0         180
Operating leases..........      2,863        4,646      3,530      3,356      2,298       5,977      22,670
Gasoline supply
  agreements(1)...........     80,598      138,647    114,682    110,424     93,401      89,665     627,417
                             --------     --------   --------   --------   --------    --------    --------
                             $128,065     $147,775   $122,708   $118,291   $100,214    $125,352    $742,405
                             ========     ========   ========   ========   ========    ========    ========

---------------

(1) The Company has agreements with four gasoline suppliers with terms ranging from 6 to 15 years. These agreements obligate the Company to purchase specified quantities of gasoline at market prices from the various suppliers over the life of the contracts. On an annualized basis, the minimum required purchases under these agreements total approximately 96.5 million gallons. The estimated minimum purchase obligations reflected in the table above are calculated based on the gallon purchase requirements remaining under the contracts at a current market price of $1.67 per gallon. Although the Company did not meet the minimum purchase requirements in fiscal year 2003, the Company does not expect any material change to its obligations.

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

     During the first quarter of fiscal year 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") Nos. 142 and 144. SFAS No. 142 requires that assets with indefinite lives not be amortized but tested annually for impairment and provides specific guidance for such testing. SFAS No. 144 provides additional guidance for impairment testing and determination of when an asset is considered to be for sale. The Company completed its impairment test during the second quarter of fiscal 2003 and the adoption of SFAS No. 142 resulted in the write-off of goodwill in the amount of $5,857,000. Furthermore, in accordance with SFAS No. 144, the Company reclassified assets totaling $40.9 million as part of its divestiture plan to sell or sublet 130 stores as assets held for sale in the third quarter of fiscal year 2003. At April 1, 2004 the Company had reclassified as assets held for sale $40.8 million relating to 122 remaining stores that the Company plans to sell or sublet, reclassified the related debt totaling $32.7 million as current maturities, and classified the income and expense of such stores as discontinued operations. During fiscal year 2003, the Company recognized a $654,000 loss relating to the future disposal of certain locations.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company uses its revolving credit facility and its mortgage and equipment loans to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the LIBOR or prime rate.

     To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, mortgage loans and equipment loans at April 1, 2004.

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

                            FISCAL YEAR OF MATURITY
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                            TOTAL       FAIR
                                                                                            DUE AT    VALUE AT
                                 2004      2005     2006     2007     2008    THEREAFTER   MATURITY   4/01/04
                                -------   ------   ------   ------   ------   ----------   --------   --------
Interest-rate sensitive
  assets:
  Noninterest-bearing checking
    accounts..................  $ 2,326   $    0   $    0   $    0   $    0    $     0     $ 2,326    $ 2,326
  Interest-bearing checking
    accounts..................  $   984   $    0   $    0   $    0   $    0    $     0     $   984    $   984
  Average interest rate.......     0.90%                                                      0.90%        --
                                -------   ------   ------   ------   ------    -------     -------    -------
    Total.....................  $ 3,310   $    0   $    0   $    0   $    0    $     0     $ 3,310    $ 3,310
    Total average interest
      rate....................     0.27%                                                      0.27%        --
Interest-rate sensitive
  liabilities:
  Variable-rate borrowings....  $22,114   $1,088   $1,144   $1,204   $1,265    $10,216     $37,031    $37,031
  Average interest rate.......     4.82%    4.87%    4.87%    4.87%    4.87%      4.87%       4.86%        --
  Fixed-rate borrowings.......  $17,102   $  721   $  798   $  881   $  973    $17,389     $37,864    $40,475
  Average interest rate.......     9.34%    9.23%    9.23%    9.24%    9.24%      9.24%       9.25%        --
                                -------   ------   ------   ------   ------    -------     -------    -------
    Total.....................  $39,216   $1,809   $1,942   $2,085   $2,238    $27,605     $74,895    $77,506
    Total average interest
      rate....................     7.11%    7.40%    7.45%    7.50%    7.56%      7.63%       7.44%        --

ITEM 4 -- CONTROLS AND PROCEDURES

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

     Among the matters our CEO and CFO must certify in the Section 302 Certifications are whether all "significant deficiencies" or "material weakness" in the design or operation of our internal control over financial reporting that are likely to adversely affect our ability to record, process, summarize and report financial information have been disclosed to our auditors and the Audit Committee of our Board of Directors. "Significant deficiencies," according to auditing literature, are deficiencies in the design or operation of internal control over financial reporting that could adversely affect a company's ability to record, process, summarize and report financial data consistent with the assertions of management in a company's financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the design or operation of one or more internal control over financial reporting components does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. A "material weakness" constitutes a greater deficiency than a "significant deficiency, but an aggregation of significant deficiencies may constitute a material weakness in a company's internal control over financial reporting.

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

     CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), the Company's management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the disclosure controls and procedures will meet their objectives.

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

                          PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

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

(B) REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on January 23, 2004, furnishing its financial results for the fiscal 2004 first quarter ended January 1, 2004.

     The Company filed a report on Form 8-K on January 27, 2004 as amended on February 4, 2004, reporting that (i) it had signed a merger agreement whereby the Company agreed to merge with and into Green Valley Acquisition Co., LLC, a privately-held company formed for the purpose of acquiring the Company (the "Merger") and (ii) the signing of the merger agreement may be deemed to be, and the consummation of the Merger will result in, a change of control of the Company.

     The Company filed a report on Form 8-K on March 5, 2004, clarifying information reported by the newswires.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNI-MARTS, INC.
                                              (Registrant)
                                              --------------------------------------------------------

Date May 14, 2004                             /s/  HENRY D. SAHAKIAN
                                              --------------------------------------------------------
                                              Henry D. Sahakian
                                              Chairman of the Board
                                              (Principal Executive Officer)

Date May 14, 2004                             /s/  N. GREGORY PETRICK
                                              --------------------------------------------------------
                                              N. Gregory Petrick
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Accounting Officer)
                                              (Principal Financial Officer)

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