Form 10-K/A
period 2003-09-30
UNI MARTS INC
filed 2004-05-28
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2

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

     7,196,273 shares of Common Stock were outstanding at December 5, 2003.

This Form 10-K/A Amendment No. 2 is being filed to amend Item 9A, Item 15 and
Exhibit 32.2 of the Annual Report on Form 10-K of Uni-Marts Inc. for the year ended September 30, 2003, which was filed with the Securities and Exchange Commission on December 22, 2003.

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

     Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of an employee, by collusion of two or more employees, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), the Company's management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, despite the limitations noted above, our disclosure controls and procedures are effective to provide reasonable assurance that the disclosure controls and procedures will meet their objectives.

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

23      Consent of Deloitte & Touche LLP.
31.1    Certification of the Chairman and Chief Executive Officer
        pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification of the Chief Financial Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.
31.3    Certification of the Chairman and Chief Executive Officer
        pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4    Certification of the Chief Financial Officer pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification of the Chairman and Chief Executive Officer
        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification of the Chief Financial Officer pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.
99.1    Report on Form 11-K.

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


                                        DATED: May 28, 2004

                        UNI-MARTS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


Number   Description
------   -----------

31.3     Certification of the Chairman and Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.4 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.