Form 10-Q/A
period 2004-01-01
UNI MARTS INC
filed 2004-05-28
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                                Amendment No. 1

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

This Form 10-Q/A Amendment No. 1 is being filed to amend Item 4 and Item 6 of the Quarterly Report on Form 10-Q of Uni-Marts Inc. for the quarter ended January 1, 2004, which was filed with the Securities and Exchange Commission on February 13, 2004.

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

                                                     Uni-Marts, Inc.
                                                      (Registrant)

Date May 28, 2004                                /S/ HENRY D. SAHAKIAN
                                             ------------------------------
                                             Henry D. Sahakian
                                             Chairman of the Board
                                             (Principal Executive Officer)

Date May 28, 2004                                /S/ N. GREGORY PETRICK
                                             ------------------------------
                                             N. Gregory Petrick
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)
                                             (Principal Financial Officer)

                        UNI-MARTS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

NUMBER      DESCRIPTION


31.3     Certification of the Chairman and Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.4 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.