Form 10-Q/A
period 2004-04-01
UNI MARTS INC
filed 2004-05-28
CIK 805020

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

This Form 10-Q/A Amendment No. 1 is being filed to amend Item 4 and Item 6 of the Quarterly Report on Form 10-Q of Uni-Marts Inc. for the quarter ended April 1, 2004, which was filed with the Securities and Exchange Commission on May 14, 2004.

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