Form 10-K/A
period 2003-09-30
UNI MARTS INC
filed 2004-06-04
CIK 805020

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 3

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

     7,196,273 shares of Common Stock were outstanding at December 5, 2003.

This Form 10-K/A Amendment No. 3 is being filed to amend Exhibits 31.3 and 31.4 of the Annual Report on Form 10-K of Uni-Marts Inc. for the year ended September 30, 2003, as amended by Form 10-K/A filed on January 27, 2004, and by Form 10-K/A filed on May 28, 2004. Item 9A is restated in this Form 10-K/A as previously filed for the convenience of the reader.

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


                                        DATED: June 4, 2004

                        UNI-MARTS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


Number   Description
------   -----------

31.3     Certification of the Chairman and Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.4 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.