Form 10-Q/A
period 2004-01-01
UNI MARTS INC
filed 2004-06-04
CIK 805020

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

This Form 10-Q/A Amendment No. 2 is being filed to amend Exhibits 31.3 and 31.4 to the Quarterly Report on Form 10-Q of Uni-Marts Inc. for the quarter ended January 1, 2004, as amended by Form 10-Q/A filed on May 28, 2004. Item 4 is restated in this Form 10-Q/A as previously filed for the convenience of the reader.

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

                                                     Uni-Marts, Inc.
                                                      (Registrant)

Date June 4, 2004                                /S/ HENRY D. SAHAKIAN
                                             ------------------------------
                                             Henry D. Sahakian
                                             Chairman of the Board
                                             (Principal Executive Officer)

Date June 4, 2004                                /S/ N. GREGORY PETRICK
                                             ------------------------------
                                             N. Gregory Petrick
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)
                                             (Principal Financial Officer)

                        UNI-MARTS, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

NUMBER      DESCRIPTION


31.3     Certification of the Chairman and Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.4 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.