Form 10-Q/A
period 2004-04-01
UNI MARTS INC
filed 2004-06-04
CIK 805020

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

This Form 10-Q/A Amendment No. 2 is being filed to amend Exhibits 31.3 and 31.4 to the Quarterly Report on Form 10-Q of Uni-Marts Inc. for the quarter ended April 1, 2004, as amended by Form 10-Q/A filed on May 28, 2004. Item 4 is restated in this Form 10-Q/A as previously filed for the convenience of the reader.

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